Form 10-Q
period 2021-06-30
Squarespace, Inc.
filed 2021-08-09
CIK 1496963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
_________________________________
[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________
Commission File Number: 001-40393
SQUARESPACE, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	20-0375811 (I.R.S. Employer Identification No.)

225 Varick Street, 12th Floor New York, New York (Address of Principal Executive Offices)	10014 (Zip Code)
Registrant’s Telephone Number, Including Area Code: (646) 580-3456
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.0001 par value per share	SQSP	New York Stock Exchange
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging Growth Company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2021, the registrant had 90,149,966 shares of Class A Common Stock, 48,344,755 shares of Class B Common Stock, and no shares of Class C Common Stock, each with a par value of $0.0001 per share, outstanding.

			PAGE

PART I.		FINANCIAL INFORMATION	3
	Item 1.	Financial Statements (Unaudited)	3
		Condensed Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020	3
		Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2021 and 2020	4
		Condensed Consolidated Statements of Comprehensive Income/(Loss) for the Three and Six Months Ended June 30, 2021 and 2020	5
		Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Deficit for the Three and Six Months Ended June 30, 2021 and 2020	6
		Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2021 and 2020	8
		Notes to Unaudited Condensed Consolidated Financial Statements	9
	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	29
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	45
	Item 4.	Controls and Procedures	46

PART II.		OTHER INFORMATION	48
	Item 1.	Legal Proceedings	48
	Item 1A.	Risk Factors	48
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	71
	Item 3.	Defaults Upon Senior Securities	71
	Item 4.	Mine Safety Disclosures	71
	Item 5.	Other Information	71
	Item 6.	Exhibits	71

SIGNATURES			72

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements that reflect our current views with respect to, among other things, future events and our future business, financial condition and results of operations. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” or the negative version of those words or phrases or other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are not statements of historical fact, and are based on current expectations, estimates and projections about our industry as well as certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, which you should consider and read carefully, including but not limited to:
• our ability to attract and retain customers and expand our customers’ use of our platform;
• our ability to anticipate market needs and develop new or enhanced solutions to meet those needs;
• our ability to compete successfully in our industry against current and future competitors;
• the impact of the COVID-19 pandemic and the associated economic uncertainty on us, our customers and their users;
• our ability to manage growth and maintain demand for our solutions;
• our ability to protect and promote our brand;
• our ability to successfully identify, manage and integrate any existing and potential acquisitions;
• our ability to hire, integrate and retain highly skilled personnel;
• our ability to adapt to and comply with existing and emerging regulatory developments, technological changes and cybersecurity needs;
• our ability to establish and maintain intellectual property rights;
• our ability to manage expansion into international markets; and
• the other risks and uncertainties described under “Risk Factors.”
This list of factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Quarterly Report on Form 10-Q. We operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q, and our future levels of activity and performance, may not occur and actual results could differ materially and adversely from those described or implied in the forward-looking statements. As a result, you should not regard any of these forward-looking statements as a representation or warranty by us or any other person or place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.
In addition, statements that contain “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q. While we believe that this information provides a reasonable basis for these statements, this information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.
You should read this Quarterly Report on Form 10-Q and the documents that we reference herein and have filed as exhibits to the Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by the cautionary statements contained in this section and elsewhere in this Quarterly Report on Form 10-Q.

PART 1. - FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)
SQUARESPACE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$160,142	$57,891
Restricted cash	27,308	—
Investment in marketable securities	36,582	37,462
Accounts receivable, net	8,416	7,516
Due from vendors	2,200	—
Prepaid expenses and other current assets	48,839	37,384
Total current assets	283,487	140,253
Property and equipment, net	45,979	49,249
Deferred income taxes	6,823	7,773
Goodwill	421,076	83,171
Intangible assets, net	102,342	18,868
Other assets	7,525	7,452
Total assets	$867,232	$306,766
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Deficit
Current liabilities:
Accounts payable	$14,895	$16,758
Accrued liabilities	62,622	46,779
Deferred revenue	238,888	210,392
Funds payable to customers	29,508	—
Debt, current portion	13,586	13,586
Deferred rent and lease incentives, current portion	1,265	1,197
Total current liabilities	360,764	288,712
Debt, non-current portion	519,400	525,752
Deferred rent and lease incentives, non-current portion	24,667	24,856
Other liabilities	551	262
Total liabilities	905,382	839,582
Commitments and contingencies (see Note 12)
Redeemable convertible preferred stock, par value of $0.0001; zero and 118,117,738 shares authorized as of June 30, 2021 and December 31, 2020, respectively; zero and 104,446,332 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	—	131,390
Preferred stock, par value of $0.0001; 100,000,000 and zero shares authorized as of June 30, 2021 and December 31, 2020, respectively; zero shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	—	—
Stockholders’ deficit:
Class A common stock, par value of $0.0001; 1,000,000,000 and 159,000,000 shares authorized as of June 30, 2021 and December 31, 2020, respectively; 90,149,966 and 8,903,770 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	9	1
Class B common stock, par value of $0.0001; 100,000,000 and 93,782,222 shares authorized as of June 30, 2021 and December 31, 2020, respectively; 48,344,755 and 14,368,532 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	5	1
Class C common stock (authorized March 15, 2021), par value of $0.0001; zero shares authorized as of June 30, 2021 and December 31, 2020, respectively; zero shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	—	—
Class C common stock (authorized May 10, 2021), par value of $0.0001; 1,000,000,000 and zero shares authorized as of June 30, 2021 and December 31, 2020, respectively; zero shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	—	—
Additional paid in capital	871,350	9,043
Accumulated other comprehensive income	1,870	2,455
Accumulated deficit	(911,384)	(675,706)
Total stockholders’ deficit	(38,150)	(664,206)
Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$867,232	$306,766
The accompanying notes are an integral part of these financial statements.

SQUARESPACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$196,010	$149,640	$375,656	$286,514
Cost of revenue	32,501	23,845	59,909	47,616
Gross profit	163,509	125,795	315,747	238,898
Operating expenses:
Research and product development	48,912	36,032	90,923	72,118
Marketing and sales	70,784	51,254	168,756	126,834
General and administrative	284,730	11,823	304,246	25,609
Total operating expenses	404,426	99,109	563,925	224,561
Operating (loss)/income	(240,917)	26,686	(248,178)	14,337
Interest expense	(2,827)	(2,456)	(6,087)	(5,586)
Other (loss)/income, net	(1,201)	(1,319)	2,392	(114)
(Loss)/income before benefit from/(provision for) income taxes	(244,945)	22,911	(251,873)	8,637
Benefit from/(provision for) income taxes	10,413	(4,372)	16,195	(230)
Net (loss)/income	$(234,532)	$18,539	$(235,678)	$8,407
Less: accretion of redeemable convertible preferred stock to redemption value	—	(1,196)	—	(2,377)
Less: undistributed earnings to participating securities	—	(14,297)	—	(4,978)
Net (loss)/income attributable to Class A, Class B, and Class C common stockholders, basic	$(234,532)	$3,046	$(235,678)	$1,052
Add: reallocation of net income attributable to participating securities	—	764	—	278
Net (loss)/income attributable to Class A, Class B, and Class C common stockholders, dilutive	$(234,532)	$3,810	$(235,678)	$1,330

Net (loss)/income per share attributable to Class A, Class B, and Class C common stockholders, basic	$(3.22)	$0.14	$(4.54)	$0.05
Net (loss)/income per share attributable to Class A, Class B, and Class C common stockholders, dilutive	$(3.22)	$0.13	$(4.54)	$0.04
Weighted-average shares used in computing net (loss)/income per share attributable to Class A, Class B, and Class C stockholders, basic	72,900,951	22,247,105	51,879,264	22,062,674
Weighted-average shares used in computing net (loss)/income per share attributable to Class A, Class B, and Class C stockholders, diluted	72,900,951	29,402,966	51,879,264	29,552,132
The accompanying notes are an integral part of these financial statements.

SQUARESPACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net (loss)/income	$(234,532)	$18,539	$(235,678)	$8,407
Other comprehensive income/(loss):
Foreign currency translation adjustment	788	670	(494)	317
Unrealized gain/(loss) on marketable securities, net of income taxes	(46)	406	(91)	225
Total other comprehensive income/(loss)	742	1,076	(585)	542
Total comprehensive income/(loss)	$(233,790)	$19,615	$(236,263)	$8,949
The accompanying notes are an integral part of these financial statements.

SQUARESPACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT
(in thousands, except share and per share data)
(unaudited)
Three and Six Months Ended June 30, 2021

	Redeemable Convertible Preferred Stock		Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2020	104,446,332	$131,390	8,903,770	$1	14,368,532	$1	—	$—	$9,043	$2,455	$(675,706)	$(664,206)
Stock based compensation	—	—	—	—	—	—	—	—	9,873	—	—	9,873
Stock option exercises	—	—	—	—	900,476	—	—	—	707	—	—	707
Vested RSUs converted to common shares	—	—	525,920	—	—	—	—	—	—	—	—	—
Repurchase of Class A common stock and retirement	—	—	(270,089)	—	—	—	—	—	(13,416)	—	—	(13,416)
Issuance of Class C common stock, net of issuance costs	—	—	—	—	—	—	4,452,023	—	304,409	—	—	304,409
Issuance of Class C common stock for acquisition	—	—	—	—	—	—	2,750,330	1	188,178	—	—	188,179
Accretion of redeemable convertible preferred stock	—	969	—	—	—	—	—	—	(969)	—	—	(969)
Net loss	—	—	—	—	—	—	—	—	—	—	(1,146)	(1,146)
Total other comprehensive loss, net of taxes	—	—	—	—	—	—	—	—	—	(1,327)	—	(1,327)
Balance at March 31, 2021	104,446,332	$132,359	9,159,601	$1	15,269,008	$1	7,202,353	$1	$497,825	$1,128	$(676,852)	$(177,896)
Stock based compensation	—	—	—	—	—	—	—	—	250,534	—	—	250,534
Stock option exercises	—	—	1,201,066	—	874,695	—	—	—	2,962	—	—	2,962
Vested RSUs converted to common shares	—	—	588,786	—	—	—	—	—	—	—	—	—
Repurchase of Class A common stock and retirement	—	—	(247,120)	—	—	—	—	—	(12,319)	—	—	(12,319)
Conversion of convertible preferred stock to Class A and Class B common stock in connection with the direct listing	(104,446,332)	(132,359)	54,862,435	6	49,583,897	5	—	—	132,348	—	—	132,359
Conversion of Class B common stock to Class A common stock in connection with the direct listing	—	—	17,382,845	1	(17,382,845)	(1)	—	—	—	—	—	—
Conversion of Class C common stock to Class A common stock in connection with the direct listing	—	—	7,202,353	1	—	—	(7,202,353)	(1)	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	(234,532)	(234,532)
Total other comprehensive loss, net of taxes	—	—	—	—	—	—	—	—	—	742	—	742
Balance at June 30, 2021	—	$—	90,149,966	$9	48,344,755	$5	—	$—	$871,350	$1,870	$(911,384)	$(38,150)
The accompanying notes are an integral part of these financial statements.

SQUARESPACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT
(in thousands, except share and per share data)
(unaudited)
Three and Six Months Ended June 30, 2020

	Redeemable Convertible Preferred Stock		Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2019	104,446,332	$126,546	8,185,625	$1	13,470,755	$1	—	$—	$1,196	$(108)	$(378,182)	$(377,092)
Stock based compensation	—	—	—	—	—	—	—	—	7,938	—	—	7,938
Stock option exercises	—	—	—	—	241,803	—	—	—	387	—	—	387
Vested RSUs converted to common shares	—	—	414,011	—	—	—	—	—	—	—	—	—
Repurchase of Class A common stock and retirement	—	—	(221,408)	—	—	—	—	—	(5,544)	—	—	(5,544)
Accretion of redeemable convertible preferred stock	—	1,181	—	—	—	—	—	—	(1,181)	—	—	(1,181)
Net loss	—	—	—	—	—	—	—	—	—	—	(10,132)	(10,132)
Total other comprehensive loss, net of taxes	—	—	—	—	—	—	—	—	—	(534)	—	(534)
Balance at March 31, 2020	104,446,332	$127,727	8,378,228	$1	13,712,558	$1	—	$—	$2,796	$(642)	$(388,314)	$(386,158)
Stock based compensation	—	—	—	—	—	—	—	—	7,302	—	—	7,302
Stock option exercises	—	—	—	—	76,885	—	—	—	240	—	—	240
Vested RSUs converted to common shares	—	—	535,875	—	—	—	—	—	—	—	—	—
Repurchase of Class A common stock and retirement	—	—	(230,478)	—	—	—	—	—	(5,276)	—	—	(5,276)
Accretion of redeemable convertible preferred stock	—	1,196	—	—	—	—	—	—	(1,196)	—	—	(1,196)
Net income	—	—	—	—	—	—	—	—	—	—	18,539	18,539
Total other comprehensive income, net of taxes	—	—	—	—	—	—	—	—	—	1,076	—	1,076
Balance at June 30, 2020	104,446,332	$128,923	8,683,625	$1	13,789,443	$1	—	$—	$3,866	$434	$(369,775)	$(365,473)
The accompanying notes are an integral part of these financial statements.

SQUARESPACE, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30, 2020
	2021	2020
OPERATING ACTIVITIES:
Net (loss)/income	$(235,678)	$8,407
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation and amortization	16,232	11,188
Stock-based compensation	260,365	15,170
Deferred income taxes	(16,981)	—
Other	565	2,028
Changes in operating assets and liabilities:
Accounts receivable and due from vendors	(105)	(4,636)
Prepaid expenses and other current assets	(10,786)	15,282
Accounts payable and accrued liabilities	4,260	16,769
Deferred revenue	30,766	35,986
Funds payable to customers	10,097	—
Deferred rent and lease incentives	(133)	764
Other operating assets and liabilities	221	(2,044)
Net cash provided by operating activities	58,823	98,914
INVESTING ACTIVITIES:
Proceeds from the sale and maturities of marketable securities	14,805	46,489
Purchases of marketable securities	(14,181)	(36,636)
Purchase of property and equipment	(2,415)	(2,218)
Cash paid for acquisitions, net of acquired cash	(202,515)	—
Other	—	(49)
Net cash (used in)/provided by investing activities	(204,306)	7,586
FINANCING ACTIVITIES:
Principal payments on debt	(6,793)	(4,375)
Contingent consideration paid for acquisition	—	(15,000)
Taxes paid related to net share settlement of equity awards	(25,735)	(10,820)
Proceeds from exercise of stock options	3,566	627
Proceeds from issuance of Class C (authorized on March 15, 2021) common stock, net of issuance costs	304,409	—
Dividends paid	(367)	—
Net cash provided by/(used in) financing activities	275,080	(29,568)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(38)	14
Net increase in cash, cash equivalents, and restricted cash	129,559	76,946
Cash, cash equivalents, and restricted cash at the beginning of the period	57,891	43,649
Cash, cash equivalents, and restricted cash at the end of the period	$187,450	$120,595

Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$160,142	$120,595
Restricted cash	27,308	—
Cash, cash equivalents, and restricted cash at the end of the period	$187,450	$120,595

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
Cash paid during the year for interest	$5,628	$5,215
Cash paid during the year for income taxes, net of refunds	$1,080	$908

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCE ACTIVITIES
Purchases of property and equipment included in accounts payable and accrued expenses	$1,090	$204
Capitalized stock-based compensation	$42	$70
Issuance of Class C (authorized on March 15, 2021) common stock for acquisition	$188,179	$—
Receivables for exercise of stock options included in prepaid expenses and other current assets	$103	$—
The accompanying notes are an integral part of these financial statements.

SQUARESPACE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)

1.Description of Business
Squarespace, Inc., and its subsidiaries, (the “Company”) is a leading all-in-one platform for businesses and independent creators to build online presence, grow their brands and manage their businesses across the internet. The Company offers websites, domains, e-commerce, tools for managing a social media presence, marketing tools, scheduling and hospitality services. The Company is headquartered in New York, New York, with additional offices in Portland, Oregon, Los Angeles, California, Chicago, Illinois, and Dublin, Ireland.
Emerging Growth Company Status
The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act, until such time as those standards apply to private companies.
The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that the Company (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, the Company’s condensed consolidated financial statements may not be comparable to financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards based on public company effective dates.
The Company will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which the Company’s total annual gross revenue is at least $1,070,000, (ii) the last day of the fiscal year following the fifth anniversary of the completion of the Direct Listing, as discussed below, (iii) the date on which the Company issued more than $1,000,000 in non-convertible debt securities during the prior three-year period, or (iv) the date on which the Company becomes a large accelerated filer.
Acquisition of Tock, Inc.
On March 31, 2021, the Company acquired all of the equity interests in Tock, Inc. (“Tock”), a reservation platform for prepaid reservations, access to restaurant management data, and other customization features, for a total consideration of $425,710. Refer to Note 4 — Acquisitions for further information on the acquisition of Tock.
Direct Listing
On May 19, 2021, the Company completed a direct listing of its Class A common stock (the “Direct Listing”) on the New York Stock Exchange (“NYSE”). The Company incurred fees related to financial advisory service, audit, and legal expenses in connection with the Direct Listing and recorded general and administrative expenses of $25,318 for the three and six months ended June 30, 2021.
2.Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The Company’s condensed consolidated financial statements and related notes have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and include the Company’s wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Certain information and note disclosures normally included within financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission. The condensed balance sheet data as of December 31, 2020 was derived from the Company's audited financial statements but does not include all disclosures required by U.S. GAAP. Therefore, these unaudited, condensed, consolidated financial statements and accompanying notes should be read in conjunction with the Company's annual consolidated financial statements and related notes included within the Final Prospectus for the Direct Listing filed with the SEC, pursuant to Rule 424(b)(4) on May 19, 2021. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for the fair statement of the Company’s financial information.
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

SQUARESPACE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
Management’s estimates are based on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances. Significant estimates include but are not limited to (i) the recognition and measurement of loss contingencies, indirect tax liabilities and certain accrued liabilities; (ii) the inputs used in the valuation of acquired intangible assets; (iii) the estimated useful lives of intangible and depreciable assets; (iv) the grant date fair value of stock-based awards; and (v) the recognition, measurement and valuation of current and deferred income taxes. The Company evaluates its assumptions and estimates on an ongoing basis and adjusts prospectively, if necessary.
COVID-19
In March 2020, the World Health Organization declared the outbreak of the novel coronavirus ("COVID-19") a pandemic. The COVID-19 pandemic has created, and may continue to create, significant uncertainty in macroeconomic conditions. The countries in which the Company operates have begun easing initial measures to control the spread of COVID-19. However, the Company is not able to estimate the impact that COVID-19 will continue to have on worldwide economic activity or the Company’s results of operations, financial condition, or liquidity. As of June 30, 2021, the Company has not experienced a materially adverse impact from COVID-19. The Company continues to assess the potential impacts of COVID-19 and the measures taken by governments, businesses and other organizations in response to COVID-19 as information becomes available.
Concentration of Risks Related to Credit, Interest Rates and Foreign Currencies
The Company is subject to credit risk, interest rate risk on any indebtedness the Company would potentially incur, market risk on investments and foreign currency risk in connection with the Company’s operations in Ireland and Poland.
The Company maintains the components of its cash and cash equivalents balance in various accounts, which from time to time exceed the federal depository insurance coverage limit. In addition, substantially all cash and cash equivalents, as well as marketable securities, are held by two financial institutions. The Company has not experienced any concentration losses related to its cash, cash equivalents and marketable securities to date.
As of June 30, 2021 and December 31, 2020, no single customer accounted for more than 10% of the Company’s accounts receivable. As of June 30, 2021 and 2020, no single customer accounted for more than 10% of the Company’s revenue.
The Company is also subject to foreign currency risks that arise from normal business operations. The Company has two wholly-owned international subsidiaries, Squarespace Ireland Limited (“Limited”) and Videolicious Poland Sp. z o.o (“Videolicious Poland”), which are based in Ireland and Poland, respectively. Foreign currency risks include the translation of local currency and intercompany balances established in local customer currencies sold through Limited. Translations related to local currency balances of Videolicious Poland are immaterial.
Cash and Cash Equivalents
Cash and cash equivalents are stated at fair value. The Company considers all highly liquid investments purchased with an original maturity date of 90 days or less from the date of original purchase to be cash equivalents.
Restricted Cash and Payment Processing Transactions
As a result of the acquisition of Tock, the Company processes certain payments and holds funds on behalf of its restaurant customers consisting of diner prepayments for restaurant reservations as well as to-go orders. The diner prepayments are included within restricted cash on the condensed consolidated balance sheet as of June 30, 2021.
In addition, the Company recognizes the liability due to restaurant customers within funds payable to customers on the condensed consolidated balance sheet as of June 30, 2021. Funds are remitted to the restaurant customers based on the stipulated contract terms. In addition to restricted cash held on behalf of restaurant customers, the Company recognizes in-transit receivables from certain third-party vendors which assist in processing and settling payment transactions due to a clearing period before the related cash is received or settled. In-transit receivables are included within due from vendors on the condensed consolidated balance sheet as of June 30, 2021.

SQUARESPACE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
The following table represents the assets and liabilities related to payment processing transactions:

	June 30, 2021	December 31, 2020
Restricted cash	$27,308	$—
Due from vendors	2,200	—
Total payment processing assets	29,508	—
Funds payable to customers	(29,508)	—
Total payment processing liabilities	(29,508)	—
Total payment processing transactions, net	$—	$—
Refer to Note 4 — Acquisitions for further information on the acquisition of Tock.
Fair Value of Financial Instruments
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Accounting Standards Codification, “ASC” 820 describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value.
The three-level hierarchy for fair value measurements is defined as follows:
Level 1 Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets;
Level 2 Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability other than quoted prices, either directly or indirectly, including inputs in markets that are not considered to be active; and
Level 3 Inputs to the valuation methodology are unobservable and significant to the fair value measurement.
Refer to Note 6 — Fair Value of Financial Instruments for further information.
Business Combinations
The Company evaluates acquisitions to determine whether it is a business combination or an asset acquisition. The Company accounts for business combinations under the acquisition method of accounting. The Company includes the results of operations of acquired businesses in its condensed consolidated financial statements as of the respective dates of acquisition. The purchase price is allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date, with the excess recorded to goodwill. Critical estimates used in valuing certain acquired intangible assets include, but are not limited to, future expected cash flows (primarily from customer relationships and technology) and discount rates.
The determination of fair value requires considerable judgment and is sensitive to changes in the underlying assumptions. The Company’s estimates are preliminary and subject to adjustment, which may result in material changes to the final valuation. During the measurement period, which will not exceed one year from closing, the Company will continue to obtain information to assist in finalizing the acquisition date fair values. Any qualifying changes to the preliminary estimates will be recorded as adjustments to the respective assets and liabilities, with any residual amounts allocated to goodwill. Any transaction costs are expensed as incurred.
Asset acquisitions are accounted for using a cost accumulation model, with the cost of the acquisition allocated to the acquired assets based on their relative fair values. Goodwill is not recognized in an asset acquisition.
Goodwill
Goodwill represents the excess of the purchase price over the estimated fair value of net tangible and identifiable intangible assets acquired in business combinations. The recognition of goodwill represents the strategic and synergistic benefits the Company expects to realize from acquisitions.
Goodwill is not amortized to earnings, rather, assessed for impairment annually during the fourth quarter for its single reporting unit. The Company also performs an assessment at other times if events or changes in circumstances indicate the carrying value of the assets may not be recoverable.

SQUARESPACE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
Intangible Assets
The Company’s finite-lived intangible assets are amortized on a straight-line basis, which is aligned to the economic benefit of the asset, over their estimated remaining life.
Net (Loss)/Income Per Share Attributable to Class A, Class B and Class C Common Stockholders
The Company calculates net (loss)/income per share attributable to Class A, Class B and Class C common stockholders using the two-class method required for companies with participating securities. The Company considers redeemable convertible preferred stock to be participating securities as holders of such securities have non-forfeitable dividend rights in the event of the Company’s declaration of a dividend for shares of Class A, Class B and Class C common stock. During periods when the Company is in a net loss position, the net loss attributable to Class A, Class B and Class C common stockholders is not allocated to the redeemable convertible preferred stock and unvested Class A, Class B and Class C common stock under the two-class method as these securities do not have a contractual obligation to share in the Company’s losses. Payment in excess of the carrying value on the redemption of redeemable convertible preferred stock represents a deemed dividend to the redeemable convertible preferred stockholder. Accordingly, the difference between the amount paid upon redemption and the carrying value of the redeemable convertible preferred stock is deducted from (if a premium) or added to (if a discount) net income to arrive at net (loss)/income available to Class A, Class B and Class C common stockholders.
Distributed and undistributed earnings allocated to participating securities are subtracted from net income/(loss) in determining net (loss)/income attributable to Class A, Class B and Class C common stockholders. Basic net (loss)/income per share is computed by dividing net (loss)/income attributable to Class A, Class B and Class C common stockholders by the weighted-average number of shares of the Company’s Class A, Class B and Class C common stock outstanding.
The diluted net (loss)/income per share attributable to Class A, Class B and Class C common stockholders is computed by giving effect to all dilutive securities. Diluted net (loss)/income per share attributable to Class A, Class B and Class C common stockholders is computed by dividing the resulting net (loss)/income attributable to Class A, Class B and Class C common stockholders by the weighted-average number of fully diluted Class A, Class B and Class C common shares outstanding. The Company used the if-converted method as though the conversion, exchange or vesting, respectively, had occurred as of the beginning of the period or the original date of issuance, if later. During periods when there is a net loss attributable to Class A, Class B and Class C common stockholders, potentially dilutive Class A, Class B and Class C common stock equivalents are excluded from the calculation of diluted net loss per share attributable to Class A, Class B and Class C common stockholders as their effect is anti-dilutive. If the effect of a conversion of an instrument is neutral to earnings per share, the Company considers the security to be dilutive.
Recently Issued Accounting Pronouncements
Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act, until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies. Refer to Note 1 - Description of Business for further information on the Company's status as an emerging growth company.
Accounting Pronouncements Recently Adopted
In August 2018, the FASB issued ASU 2018-15, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This aligns the accounting for implementation costs incurred in cloud computing arrangements with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The guidance is effective for nonpublic companies for annual reporting periods beginning after December 15, 2020 and interim periods within annual periods beginning after December 15, 2021 with early adoption permitted. The amendments in this standard can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company adopted this standard as of January 1, 2021 on a prospective basis. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.
Accounting Pronouncements Pending Adoption
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). This standard will require lessees to recognize a right-of-use asset and a lease liability for operating leases initially measured at the present value of the lease payments on its consolidated balance sheet. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. In July 2018, the FASB issued ASU 2018-10, Leases (Topic 842): Codification Improvements (“ASU 2018-10”) and ASU 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”), to provide additional guidance for the adoption of ASU

SQUARESPACE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
2016-02. ASU 2018-10 clarifies certain provisions and corrects unintended applications of the guidance. ASU 2018-11 provides an alternative transition method which allows entities the option to present all prior periods under previous lease accounting guidance while recognizing the cumulative effect of applying the new standard as an adjustment to the opening balance of retained earnings in the year of adoption. In June 2020, the FASB issued ASU No. 2020-05, Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842): Deferral of the Effective Date, which requires nonpublic companies to adopt the provisions of ASU 2016-02 for fiscal years beginning after December 15, 2021, and for interim periods within fiscal years beginning after December 15, 2022. The Company is currently evaluating the timing of its adoption of this standard and the impact on its consolidated financial statements. The Company currently believes the most significant impact upon adoption will be the recognition of material right-of-use assets and lease liabilities on the consolidated balance sheet associated with operating leases. The Company does not expect the adoption will have a material impact on its condensed consolidated statements of operations.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This standard will require entities to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. It also modifies the impairment model for available-for-sale debt securities and provides a simplified accounting model for purchased financial assets with credit deterioration since their origination. In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments — Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) —  Effective Dates, which requires nonpublic companies to adopt the provisions of ASU 2016-13 for fiscal years and interim periods within fiscal years beginning after December 15, 2022. The Company is currently evaluating the timing of its adoption of this standard and the impact on its condensed consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates Step 2 from the prior guidance’s goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. ASU No. 2017-04 is effective for fiscal years and interim periods within those years beginning after December 15, 2021 for nonpublic entities with early adoption permitted. The Company does not expect the adoption of this guidance to have a material impact on its condensed consolidated financial statements.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This standard will simplify the accounting for income taxes by removing certain exceptions to the general principles in ASC 740. The amendments also improve consistent application of and simplify GAAP for other areas of ASC 740 by clarifying and amending existing guidance. This standard is effective for nonpublic entities for annual reporting periods beginning after December 15, 2021 and interim periods within annual reporting periods beginning after December 15, 2022 with early adoption permitted. The Company is currently evaluating the timing of its adoption of this standard and the impact on its condensed consolidated financial statements.
3.Revenue
The Company primarily derives revenue from monthly and annual subscriptions. Revenue is also derived from non-subscription services, including fixed percentages or fixed fees earned on revenue share arrangements with third parties and on sales made through our customers’ sites.
The Company has disaggregated revenue from contracts with customers by product type, subscription type, revenue recognition pattern, and geography as these categories depict the nature, amount, timing and uncertainty of revenue and how cash flows are affected by economic factors. The Company disaggregates revenue by product type as follows:
Presence
Presence revenue primarily consists of fixed-fee subscriptions to the Company’s plans that offer core platform functionalities, currently branded “Personal” and “Business” plans. Presence revenue also consists of fixed fee subscriptions related to additional entry points for starting online such as domain managed services and social media stories. Additionally, presence revenue is derived from third-party solutions related to email services and access to third-party content to enhance online presence. For customers in need of a larger scale solution, the Company has an enterprise offering, and revenue is recognized over the life of the contract.
Commerce
Commerce revenue primarily consists of fixed-fee subscriptions to the Company’s plans that offer all the features of presence plans including additional features that support end to end commerce transactions, currently branded “Basic” and “Advanced” plans. Commerce revenue also includes fixed-fee subscriptions to a number of other tools that support running an online business such as marketing, member areas, and scheduling tools. Non-subscription revenue is derived from fixed fees earned on revenue share arrangements with payment processors and third-party business applications, and fixed

SQUARESPACE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
transaction fees earned on sales made through Business plan sites. Additionally, commerce revenue consists of fixed-fee subscriptions and non-recurring revenue related to hospitality services.
Revenue by Product Type, Subscription Type and Revenue Recognition Pattern
The following tables summarize revenue by product type, subscription type, and revenue recognition pattern for the periods presented:

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
	Presence	Commerce	Total	Presence	Commerce	Total
Subscription revenue
Transferred over time	$133,687	$42,302	$175,989	$262,818	$79,556	$342,374
Transferred at a point in time	2,849	—	2,849	5,700	—	5,700
Non-subscription revenue
Transferred over time	546	72	618	1,121	144	1,265
Transferred at a point in time	195	16,359	16,554	509	25,808	26,317
Total revenue	$137,277	$58,733	$196,010	$270,148	$105,508	$375,656

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
	Presence	Commerce	Total	Presence	Commerce	Total
Subscription revenue
Transferred over time	$112,850	$25,255	$138,105	$220,351	$46,937	$267,288
Transferred at a point in time	2,024	—	2,024	4,342	—	4,342
Non-subscription revenue
Transferred over time	318	38	356	685	63	748
Transferred at a point in time	329	8,826	9,155	765	13,371	14,136
Total revenue	$115,521	$34,119	$149,640	$226,143	$60,371	$286,514
Revenue by Geography
Revenue by geography is based on the customer’s self-reported country identifier or, if not available, the billing address or IP address, and was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
United States	$141,517	$105,098	$268,560	$200,470
International	54,493	44,542	107,096	86,044
Total revenue	$196,010	$149,640	$375,656	$286,514
There are currently no countries considered in International that are greater than 10% of total revenue.
Deferred Revenue
The deferred revenue balance as of June 30, 2021 and December 31, 2020 represents the Company’s aggregate remaining performance obligations that are expected to be recognized as revenue within subsequent periods. Generally, the Company’s contracts are for one year or less and the value for contracts with terms greater than one year is immaterial. The change in deferred revenue primarily reflects cash payments received during the period for which the performance obligation was not satisfied prior to the end of the period partially offset by $62,500 and $159,155 of revenues recognized

SQUARESPACE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
during the three and six months ended June 30, 2021, respectively, and $48,314 and $125,453 of revenues recognized during the three and six months ended June 30, 2020, respectively.
Capitalized Contract Costs
Assets capitalized related to referral fees consisted of the following:

	June 30, 2021	December 31, 2020
Prepaid referral fees, current	$4,003	$3,452
Prepaid referral fees, non-current	7,228	7,018
Prepaid app fees, current	1,082	1,016
Total capitalized contract costs	$12,313	$11,486
Amortization of referral fees were $1,057 and $1,998 for the three and six months ended June 30, 2021, respectively, and $596 and $1,075 for the three and six months ended June 30, 2020, respectively, and were included in marketing and sales on the condensed consolidated statements of operations.
Amortization of app fees were $993 and $1,954 for the three and six months ended June 30, 2021, respectively, and $657 and $1,112 for the three and six months ended June 30, 2020, respectively, and were included in marketing and sales on the condensed consolidated statements of operations.
There were no impairment charges recognized related to capitalized contract costs for the three and six months ended June 30, 2021 and 2020.
Obligations for Returns, Refunds and Other Similar Obligations
The Company did not have any material change in revenue recognition from a previous period due to refunds, change in transaction price or other consideration variables. As of June 30, 2021 and December 31, 2020, obligations for refunds were $249 and $300, respectively, and are included within accrued liabilities on the condensed consolidated balance sheet.
4.Acquisitions
Acuity Scheduling, Inc.
On April 19, 2019, the Company acquired substantially all of the assets of Acuity Scheduling, Inc. (“Acuity”), an appointment scheduling and online bookings software solution, for $50,000 (“the Acuity Acquisition”). The total consideration was paid as follows: $25,000 was paid to the seller at closing, $15,000 was paid on the first anniversary of the closing date (the “Acquisition Liability”) and $10,000 was paid to a third party escrow agent at the date of closing and was distributed on the second anniversary of the closing date.
The Acquisition Liability was paid by the Company on April 19, 2020 for $15,000 and is included within cash (used in)/provided by financing activities in the condensed consolidated statements of cash flows. During the three and six months ended June 30, 2020 total interest expense related to the Acquisition Liability was $32 and $188, respectively, which is included within interest expense on the condensed consolidated statement of operations.
Tock, Inc.
On March 31, 2021, the Company acquired all of the equity interests in Tock, a reservation platform for prepaid reservations, access to restaurant management data, and other customization features. The purpose of the acquisition was to expand the Company’s complementary suite of services available with a platform for reservations, take-out, delivery and events for the hospitality industry. The total consideration for the transaction was $425,710, consisting of $226,821 of cash, $188,179 of the Company’s Class C common stock, and $10,710 of net working capital adjustments. The Company recognized this transaction as a business combination. The initial purchase accounting, including the identification and allocation of consideration to assets acquired, is not complete and the preliminary purchase price allocation is subject to further adjustment as additional information becomes available and as additional analyses and final valuations are completed. The Company expects to recognize approximately $93,000 of identifiable finite-lived intangible assets and $337,905 of goodwill related to the acquisition of Tock. The identifiable finite-lived intangible assets are expected to be

SQUARESPACE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
amortized over their useful lives which are estimated to be between 3 to 10 years. Goodwill associated with the acquisition of Tock is not amortizable for tax purposes.
The following table sets forth the preliminary allocation of the purchase price to the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed, with the excess recorded to goodwill:

Tock
Net tangible assets acquired	$12,728
Deferred income tax liability	(17,923)
Customer relationships – restaurants	64,000
Customer relationships – enterprise	19,000
Tradename	6,000
Developed technology	4,000
Net assets acquired	87,805
Consideration	425,710
Goodwill	$337,905

Amount
Consideration transferred	$425,710
Less: Issuances of Class C common stock	(188,179)
Less: Cash acquired	(18,350)
Less: Restricted cash	(17,011)
Add: Working capital to be paid to Squarespace, Inc.	345
Cash paid for acquisitions, net of acquired cash	$202,515
Actual and pro forma results for this acquisition have not been presented as the financial impact to the Company’s condensed consolidated statement of operations is not material.
In addition to the consideration for Tock, the Company issued Class C common stock in the form of restricted stock units (“RSUs”) to certain selling shareholders, which will vest over three years contingent upon continued service. Refer to Note 16 — Stock-based Compensation for further information.
The Company did not acquire any businesses during the three and six months ended June 30, 2020.
5.Investment in Marketable Securities
The following tables represent the amortized cost, gross unrealized gains and losses and fair market value of the Company’s available-for-sale (“AFS”) marketable securities:

	June 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
Corporate bonds and commercial paper	$21,408	$20	$(6)	$21,422
Asset backed securities	7,085	46	—	7,131
U.S. treasuries	8,028	1	—	8,029
Total investment in marketable securities	$36,521	$67	$(6)	$36,582

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
Corporate bonds and commercial paper	$21,438	$55	$—	$21,493
Asset backed securities	7,820	94	—	7,914
U.S. treasuries	8,053	2	—	8,055
Total investment in marketable securities	$37,311	$151	$—	$37,462
AFS marketable securities that were in an unrealized loss position as of June 30, 2021 and December 31, 2020 were immaterial.

SQUARESPACE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
The contractual maturities of the investments classified as marketable securities were as follows:

	June 30, 2021	December 31, 2020
Due within 1 year	$34,524	$32,607
Due in 1 year through 5 years	2,058	4,855
Total investment in marketable securities	$36,582	$37,462
6.Fair Value of Financial Instruments
A summary of the Company’s investments in marketable securities (including, if applicable, those marketable securities classified as cash and cash equivalents) were as follows:

	June 30, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$76,389	$—	$—	$76,389
Available-for-sale debt securities
Corporate bonds and commercial paper	—	21,422	—	21,422
Asset backed securities	—	7,131	—	7,131
U.S. treasuries	8,029	—	—	8,029
Total	$84,418	$28,553	$—	$112,971

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$876	$—	$—	$876
Available-for-sale debt securities	—
Corporate bonds and commercial paper	—	21,493	—	21,493
Asset backed securities	—	7,914	—	7,914
U.S. treasuries	8,055	—	—	8,055
Total	$8,931	$29,407	$—	$38,338
The Company’s valuation techniques used to measure the fair value of money market funds and certain available-for-sale securities were derived from quoted prices in active markets for identical assets. The valuation techniques used to measure the fair value of the Company’s other debt securities, all of which have counterparties with high credit ratings, were valued based on quoted market prices or model driven valuations using significant inputs derived from or corroborated by observable market data. There were no transfers of financial instruments between Level 1, Level 2, and Level 3 during the periods presented.
For certain other financial instruments, including accounts receivable, accounts payable and accrued liabilities, the carrying amounts approximate the fair value of such instruments due to the relatively short maturity of these balances. The recorded amounts of the Company’s debt obligations approximate their fair values as they are based upon rates available to the Company for obligations of similar terms and maturities.
7.Prepaid expenses and other current assets
Prepaid expenses and other current assets consisted of the following:

	June 30, 2021	December 31, 2020
Prepaid advertising	$6,238	$9,645
Prepaid income tax	17,223	16,924
Prepaid operational expenses	14,829	5,152
Other current assets	10,549	5,663
Total prepaid expenses and other current assets	$48,839	$37,384

SQUARESPACE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
8.Goodwill and Intangible Assets, net
Goodwill
As of June 30, 2021 and December 31, 2020, the Company had goodwill of $421,076 and $83,171, respectively. The increase in goodwill during the three and six months ended June 30, 2021 was directly related to the acquisition of Tock. Refer to Note 4 — Acquisitions for further information. There have been no impairment charges recognized relating to the goodwill recorded to date.
Intangible assets, net
The following tables summarize the carrying value of the Company’s finite-lived intangible assets:

	Useful Lives (in years)	June 30, 2021
		Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Technology	3 to 5	$18,533	$(6,593)	$11,940
Customer relationships	2 to 10	91,830	(9,695)	82,135
Tradenames	3 to 5	12,496	(4,229)	8,267
Total intangible assets, net		$122,859	$(20,517)	$102,342

	Useful Lives (in years)	December 31, 2020
		Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Technology	5	$14,533	$(4,818)	$9,715
Customer relationships	2 to 8	8,830	(3,348)	5,482
Tradenames	3	6,496	(2,825)	3,671
Total intangible assets, net		$29,859	$(10,991)	$18,868
Technology, customer relationships and tradenames have a weighted-average remaining useful life of 2.8 years, 9.5 years and 3.7 years, respectively. The weighted-average remaining useful life for finite-lived intangible assets was 8.3 years as of June 30, 2021.
Amortization of finite-lived intangible assets was included in the following line items on the condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of revenue	$1,057	$724	$1,774	$1,449
Marketing and sales	2,579	545	6,348	1,090
General and administrative	870	539	1,404	1,119
Total amortization of finite-lived intangible assets	$4,506	$1,808	$9,526	$3,658
The increase in marketing and sales expense during the six months ended June 30, 2021 includes accelerated amortization of $3,230 associated with the Company’s acquired Videolicious, Inc. (“Videolicious”) customer relationships asset due to the change in useful life from 96 months to 26 months. The change in useful life reflects the Company’s decision to optimize presence and commerce revenues by utilizing Videolicious technology to expand products available to platform subscribers rather than through the sale of the Videolicious product to enterprise customers.
As of June 30, 2021, the expected future amortization expense for finite-lived intangible assets was as follows:

Year Ending December 31,	Amount
Remainder of 2021	$8,873
2022	15,564
2023	13,740
2024	10,849
2025	9,500
Thereafter	43,816
Total	$102,342

SQUARESPACE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
9.Accrued Liabilities
Accrued liabilities consisted of the following:

	June 30, 2021	December 31, 2020
Accrued marketing expenses	$26,931	$26,459
Accrued taxes	19,460	13,463
Other accrued expenses	16,231	6,857
Total accrued liabilities	$62,622	$46,779
10.Debt
Debt outstanding as of June 30, 2021 and December 31, 2020 was as follows:

	June 30, 2021	December 31, 2020
Term Loan	$536,644	$543,437
Less: unamortized original issue discount	(2,995)	(3,356)
Less: unamortized deferred financing costs	(663)	(743)
Less: debt, current	(13,586)	(13,586)
Total debt, non-current	$519,400	$525,752
Credit Facility
On December 12, 2019 (the “Closing Date”), the Company entered into a credit agreement (the “2019 Credit Agreement”) with certain lending institutions (the “2019 Credit Facility”) which included Initial Term A Loans for $350,000 (“2019 Term Loan”) and Revolving Credit Loans of up to $25,000 (“2019 Revolving Credit Facility”), which included a Letters of Credit sub-facility available up to a total of $15,000 (“2019 Letter of Credit”). The 2019 Credit Facility has a maturity of five years.
On December 11, 2020 (the “Modification Date”), the Company amended the 2019 Credit Agreement (“2020 Credit Agreement”) to increase the total size of the 2019 Term Loan to $550,000 (collectively the “2020 Term Loan”) with the same lending institutions as the 2019 Credit Facility (collectively, the “Credit Facility”) and extend the maturity date for the 2020 Term Loan and the 2019 Revolving Credit Facility to December 11, 2025 (collectively, the “Modification”).
The 2020 Credit Agreement contains certain customary affirmative covenants and events of default. The negative covenants in the Credit Facility include, among other items, limitations on the ability, subject to negotiated exceptions, to incur additional indebtedness or issue additional preferred stock of the Company, to create or issue certain liens on certain assets, to enter into agreements related to mergers and acquisitions, including the sale of certain assets or disposition of assets, or declare, make or pay dividends and distributions. As a result of the Modification, commencing with the fiscal quarter ending December 31, 2020, the Company is required to maintain an indebtedness to consolidated EBITDA ratio of not more than 4.50, tested as of the last day of each fiscal quarter, with a step-down to 4.25 for the fiscal quarters ending March 31, 2022 and June 30, 2022, a further step-down to 4.00 for the fiscal quarters ending September 30, 2022 and December 31, 2022 and a final step-down to 3.75 for the fiscal quarter ending March 31, 2023 and each fiscal quarter thereafter (the “Financial Covenant”), subject to customary equity cure rights. The Financial Covenant is subject to a 0.50 step-up in the event of a material permitted acquisition, which the Company can elect to implement up to two times during the life of the facility. The Company did not elect to implement this step-up as a result of the acquisition of Tock. If the Company is not in compliance with the covenants under the 2020 Credit Agreement or the Company otherwise experiences an event of default, the lenders would be entitled to take various actions, including acceleration of amounts due under the 2020 Credit Agreement. As of June 30, 2021, the Company was in compliance with all applicable covenants, including the Financial Covenant.
Consolidated EBITDA is defined in the Credit Agreement as net income/(loss) adjusted to exclude interest expense, other income/(loss), net, provision for/(benefit from) income taxes, depreciation and amortization, and stock-based compensation expense. In addition, consolidated EBITDA also allows for other adjustments such as the exclusion of transaction costs, changes in deferred revenue, and other costs that may be considered non-recurring.

SQUARESPACE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
The scheduled principal payments required under the terms of the 2020 Credit Facility were as follows:

Year Ending December 31,	Amount
Remainder of 2021	$6,793
2022	13,586
2023	40,758
2024	40,758
2025	434,749
Total	$536,644
11.Income Taxes
During interim periods, the Company uses the estimated annual effective tax rate approach to determine the benefit from/(provision for) income taxes except for jurisdictions for which a loss is expected for the year and no benefit can be realized for those losses, and the tax effect of discrete items occurring during the period. The estimated annual effective tax rate is based on forecasted annual results which may fluctuate due to significant changes in the forecasted/actual results and any other transactions that results in differing tax treatment.
For the three months ended June 30, 2021 and 2020, the Company recorded an income tax benefit of $10,413 and an income tax expense of $4,372, respectively, which resulted in an effective tax rate of 4.3% and 19.1%, respectively. For the six months ended June 30, 2021 and 2020, the Company recorded an income tax benefit of $16,195 and an income tax expense of $230 respectively, which resulted in an effective tax rate of 6.4% and 2.7%, respectively.
The Company’s estimated annual effective income tax rate for the three and six months ended June 30, 2021 differed from the statutory rate of 21% primarily due to nondeductible executive compensation, nondeductible transaction expenses, minimum taxes, partially offset by windfall on stock-based compensation and research and development tax credits.
The Company’s estimated annual effective income tax rate for the three and six months ended June 30, 2020 differed from the statutory rate of 21% primarily due to windfall on stock-based compensation and research and development tax credits, partially offset by state and local taxes and nondeductible expenses.
As of June 30, 2021, unrecognized tax benefits were $5,302, all of which would affect the effective tax rate if recognized. There were no unrecognized tax benefits as of June 30, 2020. The Company is unable to reasonably estimate the timing of long-term payments or the amount by which the liability will increase or decrease. The Company’s policy is to classify accrued interest and penalties related to unrecognized tax benefits in the benefit from/(provision for) income taxes within the condensed consolidated statement of operations. Accrued interest and penalties were $311 as of June 30, 2021. There were no accrued interest and penalties as of June 30, 2020.
On March 11, 2021, the United States enacted the American Rescue Plan Act of 2021 (“American Rescue Plan Act”). The American Rescue Plan Act includes a wide variety of tax and non-tax provisions aimed to provide relief to individuals and businesses adversely affected by the COVID-19 pandemic. The American Rescue Plan Act also expands the limitation on deductions publicly held companies may take with respect to certain employee compensation effective for tax years beginning after December 31, 2026. Although the Company is evaluating the impact of global COVID-19-related proposed and enacted legislation, as of the end of the current period no material impact to the Company's financial results is expected. The Company will continue to review and evaluate any future guidance, developments, or legislation issued by applicable tax authorities.
The Company’s corporate income tax returns for the years ended December 31, 2017 through December 31, 2020 remain subject to examination by taxing authorities in the U.S. The Company’s corporate income tax returns for the years ended December 31, 2016 through December 31, 2020 remain subject to examination by taxing authorities in various U.S. states and Ireland.
12.Commitments and Contingencies
Indirect Taxes
The Company is subject to indirect taxation in some, but not all, of the various U.S. states and foreign jurisdictions in which it conducts business. Therefore, the Company has an obligation to charge, collect and remit Value Added Tax (“VAT”) or Goods and Services Tax (“GST”) in connection with certain of its foreign sales transactions and sales and use tax in connection with eligible sales to subscribers in certain U.S. states. On June 21, 2018, the U.S. Supreme Court overturned the physical presence nexus standard and held that states can require remote sellers to collect sales and use tax. In addition, U.S. states and foreign jurisdictions have and continue to enact laws which expand tax collection and remittance obligations of e-commerce platforms. As a result of these rulings, recently enacted laws, and the scope of the

SQUARESPACE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
Company’s operations, taxing authorities continue to provide regulations that increase the complexity and risks to comply with such laws and could result in substantial liabilities, prospectively as well as retrospectively. Based on the information available, the Company continues to evaluate and assess the jurisdictions in which indirect tax nexus exists and believes that the indirect tax liabilities are adequate and reasonable. However, due to the complexity and uncertainty around the application of these rules by taxing authorities, results may vary materially from the Company’s expectations. The Company had an indirect tax liability of $17,939 and $13,039 as of June 30, 2021 and December 31, 2020, respectively, which is included within accrued liabilities on the condensed consolidated balance sheets.
Leases
On March 31, 2021, the Company assumed a long-term operating lease originally entered into by Tock for its office space in Chicago, Illinois which expires on March 31, 2023. As of June 30, 2021, the remaining minimum lease commitment is approximately $838, of which $216 is to be paid during the fiscal year ended December 31, 2021. Refer to Note 4 — Acquisitions for further information on the acquisition of Tock and Note 19 — Subsequent Events for information regarding Tock's office relocation expected in early 2022.
Certain Risks and Concentrations
The Company’s revenues were principally generated from SaaS customers used to establish their online presence. The market is highly competitive and rapidly changing. Significant changes in this industry, technological advances or changes in customer buying behavior could adversely affect the Company’s future operating results.
Other
The Company is subject to litigation and other claims that arise in the ordinary course of business. While the ultimate result of outstanding legal matters cannot presently be determined, the Company does not expect that the ultimate disposition will have a material adverse effect on its results of operations or financial condition. However, legal matters are inherently unpredictable and subject to significant uncertainties, some of which are beyond the Company’s control. Based on the Company’s current knowledge, the final outcome of any particular legal matter will not have a material adverse effect on the Company’s financial condition.
13.Redeemable Convertible Preferred Stock
The Company previously issued Series A-1, Series A-2, and Series B redeemable convertible preferred stock prior to the Direct Listing. Immediately prior to the completion of the registration statement in connection with the Direct Listing being declared effective, all outstanding shares of the Company’s redeemable convertible preferred stock converted into an aggregate of 54,862,435 shares of Class A common stock and 49,583,897 shares of Class B common stock.
The authorized, issued and outstanding shares of the redeemable convertible preferred stock immediately prior to the conversion into common stock were as follows:

	Authorized and Originally Issued Shares	Outstanding Shares	Net Carrying Value
A-1 Preferred Stock	57,999,960	54,431,446	$5
A-2 Preferred Stock	47,483,380	39,134,868	63,462
B Preferred Stock	12,634,398	10,880,018	68,892
Total	118,117,738	104,446,332	$132,359
The Company’s Series A-1 redeemable convertible preferred stock did not have any liquidation preference. The liquidation preferences for Series A-2 and Series B redeemable convertible preferred stock immediately prior to the conversion into common stock were as follows:

	Liquidation Preferences	Issuance Price/Liquidation Preference Per Share
Series A-2	$31,699	$0.81
Series B	34,490	$3.17
Total	$66,189
The redemption value of the redeemable convertible preferred stock immediately prior to the conversion into

SQUARESPACE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
common stock was as follows:

Redemption Value
Series A-2	$63,462
Series B	68,891
Total redemption value	$132,353
On May 10, 2021, the Company amended and restated its certificate of incorporation which authorized the board of directors to be able to issue preferred stock in one or more series without stockholder approval, unless required by law or the NYSE. The Company authorized 100,000,000 shares of preferred stock, par value $0.0001 per share. The board of directors has the discretion to determine the rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of preferred stock. The purpose of authorizing the Company's board of directors to issue preferred stock and determine its rights and preferences is to eliminate delays associated with a stockholder vote on specific issuances including possible acquisitions, future financing and other corporate purposes.
14.Stockholders’ Equity/(Deficit)
Class A Common Stock
On May 19, 2021, the Company completed the Direct Listing of its Class A common stock. In addition, the Company increased the number of authorized shares of Class A common stock, par value $0.0001 per share, to 1,000,000,000. Each holder of shares of Class A common stock shall be entitled to one vote for each share held.
Class B Common Stock
Each holder of shares of Class B common stock shall be entitled to ten votes for each share held.
Each outstanding share of the Company's Class B common stock is convertible into one share of Class A common stock at any time. During the three and six months ended June 30, 2021, an aggregate of 17,382,845 shares of the Company's outstanding Class B common stock converted into an aggregate of 17,382,845 shares of Class A common stock. In addition, the Company increased the number of authorized shares of Class B common stock, par value $0.0001 per share, to 100,000,000.
Class C Common Stock
On March 15, 2021, the Company amended the certificate of incorporation and created Class C common stock with authorized shares of 7,673,154 and a par value of $0.0001. The Class C common stock has similar rights as the Company’s Class A common stock and Class B common stock, except the Class C common stock does not have any voting rights. Each share of Class C common stock shall automatically be converted into shares of Class A common stock immediately prior to an Initial Public Event, as defined in the amended certificate of incorporation. Subsequent to the amendment, the Company issued 4,452,023 shares of its Class C common stock for proceeds of $304,609, less $200 of issuance costs.
On March 31, 2021, the Company issued 2,750,330 shares of its Class C common stock as a part of the purchase of Tock for a total consideration of $188,179. Refer to Note 4 — Acquisitions for further information on the purchase price structure.
Immediately prior to the registration statement in connection with the Direct Listing being declared effective, all outstanding shares of the Company’s Class C common stock converted into an aggregate of 7,202,353 shares of Class A common stock.
On May 10, 2021, the Company created a new Class C common stock pursuant to the Company's amended and restated certificate of incorporation. The Company authorized 1,000,000,000 shares of the new Class C common stock, par value $0.0001 per share. The board of directors has the authority, without stockholder approval except as required by the NYSE, to issue shares of our Class C common stock. The new Class C common stock is not convertible into shares of Class A common stock or shares of Class B common stock and has no voting rights. As of June 30, 2021, the Company has not

SQUARESPACE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
issued any shares of the new Class C common stock.
Dividends
The Company shall not declare or pay dividends on Class A common stock, Class B common stock or Class C common stock unless the same dividend or distribution with the same record date and payment dated shall be declared or paid on all shares of Class A, Class B and Class C common stock.
On December 7, 2020, the Company declared a one-time dividend of $2.666 per share, for a total of $328,112, for all stockholders of record as of December 14, 2020. Dividends of $327,745 were paid on December 29, 2020 to redeemable convertible preferred stockholders and Class A and Class B common stockholders. During 2021, the Company paid the remaining $367 to redeemable convertible preferred stockholders and Class A and Class B common stockholders for the dividends declared on December 7, 2020.
During the three and six months ended June 30, 2021, the Company did not declare any dividends.
15.Accumulated Other Comprehensive Income/(Loss)
Accumulated other comprehensive income/(loss) activity was as follows:
Three and Six Months Ended June 30, 2021

	Foreign Currency Translation Adjustments	Net Unrealized gains/(losses) on marketable securities	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2020	$2,341	$114	$2,455
Other comprehensive loss before reclassifications	(1,282)	(45)	(1,327)
Other comprehensive loss	(1,282)	(45)	(1,327)
Balance at March 31, 2021	$1,059	$69	$1,128
Other comprehensive income (loss) before reclassifications	788	(46)	742
Other comprehensive income (loss)	788	(46)	742
Balance at June 30, 2021	$1,847	$23	$1,870
Three and Six Months Ended June 30, 2020

	Foreign Currency Translation Adjustments	Net Unrealized gains/(losses) on marketable securities	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2019	$(187)	$79	$(108)
Other comprehensive loss before reclassifications	(353)	(181)	(534)
Other comprehensive loss	(353)	(181)	(534)
Balance at March 31, 2020	$(540)	$(102)	$(642)
Other comprehensive income before reclassifications	670	404	1,074
Amounts reclassified from AOCI	—	2	2
Other comprehensive income	670	406	1,076
Balance at June 30, 2020	$130	$304	$434
Amounts reclassified out of accumulated other comprehensive income, net of taxes, during the three and six months ended June 30, 2021 and 2020 were immaterial.
16.Stock-based Compensation
Stock Options
Squarespace, Inc. Amended and Restated 2008 Equity Incentive Plan
In January 2008, the Company established and approved the Squarespace, Inc. 2008 Equity Incentive Plan which was ratified in 2010 and was subsequently amended and restated in March 2016 (“the 2008 Plan”). Under the 2008 Plan, which covers certain employees and consultants, the Company granted shares of its Class B common stock in the form of stock options. After November 17, 2017, there were no additional grants from the 2008 Plan.
Stock options in common stock exercised were 2,075,761 and 2,976,237 during the three and six months ended June 30, 2021, respectively, and 76,885 and 318,688 during the three and six months ended June 30, 2020, respectively. Cash consideration for stock options exercised were $2,858 and $3,566 during the three and six months ended June 30, 2021, respectively, and $240 and $627 for the three and six months ended June 30, 2020, respectively.

SQUARESPACE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
Restricted Stock Units (RSUs)
Squarespace, Inc. 2017 Equity Incentive Plan
On November 17, 2017, the Company’s board of directors approved the Squarespace, Inc. 2017 Equity Incentive Plan (“the 2017 Plan”). Under the 2017 Plan, the Company may grant shares of its Class A common stock in the form of RSUs, stock options, stock appreciation rights, performance stock awards and other stock awards. RSUs generally vest over four years and are measured based on the fair market value of the underlying Class A common stock on the date of grant, as determined by the Company’s board of directors. After April 15, 2021, there were no additional grants from the 2017 Plan.
Squarespace, Inc. 2021 Equity Incentive Plan
On March 25, 2021, the Company’s board of directors adopted the Squarespace, Inc. 2021 Equity Incentive Plan (“the 2021 Plan”) which was approved by the stockholders on May 3, 2021 and went into effect on May 9, 2021. Under the 2021 Plan, the Company may grant shares of its Class A common stock in the form of RSUs, stock options, stock appreciation rights, performance stock awards and other stock awards. RSUs generally vest over four years and subsequent to the Direct Listing, are measured based on the closing price of our Class A common stock as reported on the date of grant.
A summary of the Company’s RSU activity for the 2017 Plan and 2021 Plan during the three and six months ended June 30, 2021 is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value Per RSU
RSUs outstanding – December 31, 2020	5,441,475	$21.27
RSUs granted	726,673	63.73
RSUs vested	(525,920)	17.47
RSUs forfeited and cancelled	(83,923)	24.72
RSUs outstanding – March 31, 2021	5,558,305	27.53
RSUs granted	473,541	$56.03
RSUs vested	(607,038)	$17.13
RSUs forfeited and cancelled	(126,033)	$26.32
RSUs outstanding – June 30, 2021	5,298,775	$31.28
During the three and six months ended June 30, 2021, the weighted-average fair value of share units vested was $30,447 and $56,575, respectively. As of June 30, 2021, there was $168,630 of total unrecognized compensation costs related to RSU grants that are expected to be recognized, respectively, over a weighted-average period of 3 years.
In connection with the vesting of the RSUs, the Company reacquired 247,120 and 517,209 shares for $12,319 and $25,735 during the three and six months ended June 30, 2021, respectively, in order to satisfy employee tax withholding obligations. The employees received the net number of shares after consideration to those reacquired.
Executive Restricted Stock Grant
On August 22, 2017, the Company granted its Chief Executive Officer ("CEO") 4,460,858 shares of Class B common stock with a grant date fair value of $27,434 (the “CEO Stock Grant”). Under the terms of the initial agreement, these shares were to be forfeited as of a date that is three years and six months following the date of grant unless one of the following occurs prior to that date: (1) a Liquidation Event (other than a liquidation, dissolution or winding up of the Company) as defined by the Stock Grant Agreement or (2) an IPO, as defined by the Stock Grant Agreement.
On August 24, 2020 the board of directors modified the forfeiture provision of the CEO Stock Grant by extending the forfeiture date from February 22, 2021 to August 22, 2021. The modification of the forfeiture date was accounted for as the grant of the new award, accordingly, the Company updated the fair value of the CEO Stock Grant on the modification date. The Company estimated the fair value of the Class B common stock to be $51.40 per share on the modification date.
On May 19, 2021, upon completion of the Direct Listing, 4,460,858 shares of Class B common stock vested in accordance with the CEO Stock Grant Agreement. As a result, the Company recorded compensation expense of $229,288 within general and administrative expenses on the condensed consolidated statements of operations during the three months ended June 30, 2021.
Tock Selling Shareholder RSUs
On March 31, 2021, the Company issued 438,468 shares of Class C common stock in the form of RSUs to certain selling shareholders of Tock, which will vest over three years contingent upon continued service. Immediately prior to the

SQUARESPACE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
registration statement in connection with the Direct Listing being declared effective, the shares of Class C common stock automatically converted to Class A common stock, Note 14 — Stockholders' Equity/(Deficit) for further information. These RSUs were issued outside of the 2017 Plan and 2021 Plan. The weighted-average grant price of these RSUs was $68.42 per share. Accordingly, the Company will recognize $30,000 as compensation expense over the requisite 3 year service period on a straight-line basis.
During the three months ended June 30, 2021, the Company recorded compensation expense of $2,408 related to the RSUs issued to certain selling shareholders of Tock within general and administrative expenses on the condensed consolidated statements of operations.
Casalena Performance Award
On April 15, 2021 (“Grant Date”), the board of directors of the Company approved an RSU grant to Anthony Casalena, CEO, of 2,750,000 Class A common shares (“Casalena Performance Award”). The Casalena Performance Award vesting is contingent on both service- and market-based vesting conditions. The market-based vesting condition is based on the achievement of specified Class A common stock price targets during the period beginning upon the effectiveness of the registration statement and ending on the fifth anniversary of the Grant Date (“Performance Period”). The Casalena Performance Award is divided into ten equal tranches. The market-based vesting condition is eligible to vest based on the achievement of ten different and progressively increasing stock price targets. The targets will be deemed to have been achieved when the average closing price of a share of the Company’s Class A common stock on the trading days over any consecutive 30 calendar day period during the Performance Period equals or exceeds the applicable Class A common stock price target. The service-based vesting condition is deemed met in four equal installments over four years starting on the first anniversary of the Grant Date. Although the service-based vesting condition period is four years, Mr. Casalena must be employed by the Company at the time the market condition is met in order to vest in any tranche of the award.
The Company estimated the fair value of the Casalena Performance Award on the grant date to be approximately $84,450 using a Monte Carlo simulation with a weighted-average grant date fair value of $30.71 per Class A common share. The Company will recognize the fair value of the award as stock-based compensation expense using the accelerated attribution method over the longer of (i) the period of time the market condition for each tranche is expected to be met (i.e., the derived service period) or (ii) the service vesting condition of four years.

SQUARESPACE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
The applicable stock price targets are as follows:

Company Stock Price Target	Cumulative Number of Shares of Vest
$105.00	275,000
$140.00	550,000
$175.00	825,000
$210.00	1,100,000
$245.00	1,375,000
$280.00	1,650,000
$315.00	1,925,000
$350.00	2,200,000
$385.00	2,475,000
$420.00	2,750,000
During the three months ended June 30, 2021, the Company recorded compensation expense of $7,247 related to the Casalena Performance Award within general and administrative expenses on the condensed consolidated statements of operations.
Stock-Based Compensation
The classification of stock-based compensation by line item within the condensed consolidated statement of operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of revenue	$380	$205	$655	$366
Research and product development	8,245	5,269	15,038	9,946
Marketing and sales	1,569	782	2,741	1,423
General and administrative	240,319	1,012	241,931	3,435
Total stock-based compensation	$250,513	$7,268	$260,365	$15,170
The amount above excludes $21 and $42 of stock compensation capitalized as property and equipment, net, for the three and six months ended June 30, 2021, respectively, and $34 and $70 for the three and six months ended June 30, 2020, respectively.
Shares Available for Future Issuance
As of May 9, 2021, all shares available under the 2008 and 2017 Plans will continue to remain available but will no longer be available for future issuance. The shares available will continue to include all shares forfeited and expired and reacquired to satisfy employee tax withholding obligations that were issued under the 2008 and 2017 Plans.
The following table summarizes the shares available under the 2008 and 2017 Plans:

Shares Available Under the 2008 and 2017 Plans
Balance as of December 31, 2020	8,728,327
Granted	(726,673)
Forfeited and expired	87,361
Reacquired to satisfy employee tax withholding obligations	270,089
Balance as of March 31, 2021	8,359,104
Casalena Performance Award granted	(2,750,000)
Forfeited and expired	126,640
Reacquired to satisfy employee tax withholding obligations	247,120
Balance as of June 30, 2021	5,982,864

SQUARESPACE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
On May 9, 2021, upon effectiveness of the 2021 Plan, the Company included an additional 19,250,000 Class A common shares available for issuance. The following table summarizes the shares available for future issuance under the 2021 Plan:

Shares Available for Future Grant Under the 2021 Plan
Balance as of December 31, 2020	—
Class A common shares available for issuance	19,250,000
RSUs granted	(473,541)
Balance as of June 30, 2021	18,776,459
17.Related Party Transactions
On September 1, 2014, the Company entered into an agreement with Getty Images to resell certain content to the Company’s customers. The Deputy Chairman of Getty Images is a member of the Company’s board of directors. Amounts recorded in connection with this agreement were not material for the three months ended June 30, 2021 and 2020.
18.   Net (Loss)/Income per Share Attributable to Class A, Class B and Class C Common Stockholders
The Company computes net (loss)/income per share of Class A common stock, Class B common stock and Class C common stock under the two-class method required for multiple classes of common stock and participating securities. The rights, including the liquidation and dividend rights, of the Class A common stock, Class B common stock and Class C common stock are substantially identical, other than voting rights. Accordingly, the Class A common stock, Class B common stock and Class C common stock share in the Company’s net (loss)/income. Each share of Class C common stock was automatically converted into shares of Class A common stock immediately prior to the registration statement in connection with the Direct Listing being declared effective.

SQUARESPACE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
The following table sets forth the computation of basic and diluted loss per share attributable to Class A, Class B and Class C common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net (loss)/income	$(234,532)	$18,539	$(235,678)	$8,407
Less: accretion of redeemable convertible preferred stock to redemption value	—	(1,196)	—	(2,377)
Less: undistributed earnings to participating securities	—	(14,297)	—	(4,978)
Net (loss)/income attributable to Class A, Class B, and Class C common stockholders, basic	$(234,532)	$3,046	$(235,678)	$1,052
Add: reallocation of net income attributable to participating securities	—	764	—	278
Net (loss)/income attributable to Class A, Class B, and Class C common stockholders, dilutive	$(234,532)	$3,810	$(235,678)	$1,330
Denominator:
Weighted-average shares used in computing net loss per share attributable to Class A, Class B and Class C common stockholders, basic	72,900,951	22,247,105	51,879,264	22,062,674
Effect of dilutive securities	—	7,155,861	—	7,489,458
Weighted-average shares used in computing net loss per share attributable to Class A, Class B and Class C common stockholders, dilutive	72,900,951	29,402,966	51,879,264	29,552,132
Net (loss)/income per share attributable to Class A, Class B, and Class C common stockholders, basic	$(3.22)	$0.14	$(4.54)	$0.05
Net (loss)/income per share attributable to Class A, Class B, and Class C common stockholders, dilutive	$(3.22)	$0.13	$(4.54)	$0.04
The following weighted-average outstanding shares of potentially dilutive securities were excluded from the computation of diluted income per share attributable to Class A, Class B and Class C common stockholders for the periods presented because including them would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Outstanding stock options	2,251,021	691,766	2,251,021	11,532
Restricted stock units	5,737,243	—	5,737,243	—
Total	7,988,264	691,766	7,988,264	11,532
19.Subsequent Events
During July 2021, the Company entered a new lease agreement which will expand its office space in Chicago, Illinois. The Company expects to exit its existing Chicago office facility in early 2022. The new lease term will be 12 years from the anticipated move-in date, which is expected to occur in early 2022. Cash rental payments under the new lease agreement will approximate $25,700 over the lease term. The new lease provides for a tenant improvement allowance of $8,200 as well as a parking contribution of $400. Pursuant to the new lease agreement, the Company was issued an additional letter of credit for $2,500 related to a security deposit. This increased the amount outstanding under the 2019 Revolving Credit Facility to $9,643 and $15,357 remained available for borrowing by the Company. This additional letter of credit issued is subject to a fee equal to the interest rate on the Credit Facility. In addition, the Revolving Credit Facility is subject to an unused commitment fee, payable quarterly, in an aggregate amount equal to 0.25% of the unutilized commitments (subject to reduction in certain circumstances).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q, our unaudited condensed consolidated financial statements and related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal quarter ended March 31, 2021 included in the Final Prospectus for our Direct Listing filed with the SEC, pursuant to Rule 424(b)(4) on May 19, 2021, and our audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended December 31, 2020 included in the Final Prospectus for our Direct Listing filed with the SEC, pursuant to Rule 424(b)(4) on May 19, 2021. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual business, financial condition and results of operations could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q and in our Final Prospectus for our Direct Listing. See also “Cautionary Note Regarding Forward-Looking Statements.” Our historical results are not necessarily indicative of the results that may be expected for any period in the future.
Overview
Squarespace is a leading all-in-one platform for businesses and independent creators to build a beautiful online presence, grow their brands and manage their businesses across the internet. We offer websites, domains, e-commerce, tools for managing a social media presence, marketing tools, scheduling and hospitality services. Our easy-to-customize and design-first platform empowers millions of customers across over 200 different countries and territories. From individual entrepreneurs just starting out to the world’s most iconic businesses, Squarespace helps transform our customers’ visions into reality by creating an impactful, stylish and professional online presence.
We were founded in 2003 by our Chief Executive Officer, Anthony Casalena, and have achieved a number of significant milestones since then:
•In 2004, we launched publicly as a blogging service to enable our customers to publish their content online.
•In 2006, we hired our first employees.
•In 2010, we raised a combined $38.5 million from Accel and Index Ventures.
•In 2012, we surpassed 100 employees and transitioned the platform to service the next phase of the internet with sophisticated and design-forward presentations, enabling businesses and independent creators to tell their brand stories in a professional manner, including on mobile devices.
•In 2013, we launched our commerce offerings, giving customers the ability to sell physical and digital goods directly from our platform.
•In 2014, we raised $40 million from General Atlantic.
•In 2015, we surpassed 500 employees and crossed $100 million in bookings.
•In 2016, we began generating net income.
•In 2019, we completed our first three acquisitions, continued to expand our commerce functionality and introduced Scheduling, Social, Marketing and Email Campaigns, which broadened our suite of solutions and points of entry to our platform.
•In 2020, we reached $664.7 million in bookings and 1,200 employees.
•On March 31, 2021, Squarespace acquired Tock, Inc., a reservation management system tool for time slotted businesses primarily serving restaurants and hospitality businesses.
•In May 2021, Squarespace became a public company through a direct listing on the NYSE.
We primarily derive revenue from monthly and annual subscriptions to our presence and commerce solutions. Subscription revenue accounted for 91.2% and 92.7% of our total revenue for the three and six months ended June 30, 2021, respectively, and 93.6% and 94.8% of our total revenue in the three and six months ended June 30, 2020, respectively. Payments for our subscription plans are generally collected at the beginning of the subscription period and we generally recognize the associated revenue ratably over the term of the customer contract. Non-subscription revenue primarily consists of commerce transaction fees received through revenue sharing arrangements with payment processors that handle our customers’ commerce transactions as well as revenue we generate from third-party services we offer that provide additional functionality to our customers.
We generated revenue of $196.0 million and $375.7 million for the three and six months ended June 30, 2021, respectively, and $149.6 million and $286.5 million in the three and six months ended June 30, 2020, respectively. We believe we have a stable and predictable business model driven by efficient customer acquisition and the adoption by our customers over time of higher value offerings and add-on subscriptions. Our platform serves all types of customers, from SMBs and independent creators, such as restaurants, photographers, wedding planners, artists, musicians and bloggers, to iconic brands. No individual unique subscription accounted for more than 1% of our total bookings for the three and six months ended June 30, 2021or June 30, 2020.
Key Factors Affecting Our Performance
Acquisition of new and retention of existing unique subscriptions
The growth of new unique subscriptions to our platform is the primary driver of our revenue growth. The number of unique subscriptions to our platform has grown sequentially across 22 consecutive quarters, rising to 3.9 million unique subscriptions as of June 30, 2021, representing an increase of 15.1% relative to June 30, 2020. In order to continue to grow the number of unique subscriptions, we intend to continue to invest in our marketing efforts, develop new points of entry to our platform and expand internationally. We increased our marketing and sales spend over 33% during the six months ended June 30, 2021 relative to the six months ended June 30, 2020. We view this increased spending as a long-term investment in our business that would attract new unique subscriptions. We believe that our easy-to-customize and design-first solutions drive consistent cash retention. Our cash retention rate is the percentage of revenue share and subscription bookings received in the current period from website and domain subscriptions in existence during the same period in the prior year. In calculating cash retention, revenue share from contractual arrangements is allocated to the relevant subscription base based on the gross merchandise value (“GMV”) processed on the platform.
Expansion of our commerce offerings
We believe that our commerce offerings significantly expand our addressable market. Our comprehensive commerce offerings enable our customers to sell anything online, attracting a differentiated set of commerce-oriented brands to our platform. On March 31, 2021, we acquired Tock, Inc., which expanded our commerce offerings by adding a platform for reservations, take-out, delivery and events for the hospitality industry.
We are continuing to invest and innovate in our commerce offerings to enable customers to build the most impactful online stores, deepen our functionality in physical commerce and establish leadership in services and hospitality commerce. Our commerce revenue was $58.7 million and $105.5 million for the three and six months ended June 30, 2021, representing 72.1% and 74.8% growth from the same periods in 2020, respectively. Ultimately, we believe the adoption of our commerce offerings by new and existing customers will help drive our long-term revenue growth.
Investments in product innovation
We rely on hiring and retaining a talented product development workforce. The success of our customers relies on the innovation tied to this workforce and our ability to remain agile to address customer needs. Our research and product development expenses were $48.9 million and $90.9 for the three and six months ended June 30, 2021, respectively, representing 35.7% and 26.1% growth over the same periods in 2020, respectively. As our revenue increases, we expect our research and product development expenses to continue to increase on an absolute dollar basis, but over time we expect our research and product development expenses to decrease as a percentage of revenue.
Foreign currency fluctuations
As of June 30, 2021, we had customers in over 200 countries and territories and our international customers represented approximately 31% of our total bookings. As foreign currency exchange rates change, translation of the statements of operations of our international businesses into U.S. dollars may affect year-over-year comparability of our operating results.
Key Components of Results of Operations
Revenue
We primarily derive revenue from monthly and annual subscriptions. Typically, annual subscriptions represent 70% of the total subscriptions and monthly subscriptions represent 30%. Revenue is also derived from non-subscription services, including fixed percentages or fixed fees earned on revenue share arrangements with third parties and on sales made through our customers’ sites. Payments received for subscriptions in advance of fulfillment of our performance obligations are recorded as deferred revenue. Subscription plans automatically renew unless advanced notice is provided to us. We primarily recognize subscription revenue ratably on a straight-line basis, net of a reserve for refunds. Transaction fee revenue and revenue generated from third parties is recognized at a point in time, when the sale has been completed.

We disaggregate our revenue by product type in accordance with the following definitions:
Presence
Presence revenue primarily consists of fixed-fee subscriptions to our plans that offer core platform functionalities, currently branded “Personal” and “Business” plans in our offering. Presence revenue also consists of fixed fee subscriptions related to additional entry points for starting online such as domain managed services and social media stories. Additionally, presence revenue is derived from third-party solutions related to email services and access to third-party content to enhance online presence. For customers in need of a larger scale solution, we have an enterprise offering where revenue is recognized over the life of the contract.
Commerce
Commerce revenue primarily consists of fixed-fee subscriptions to our plans that offer all the features of presence plans including additional features that support end to end commerce transactions, currently branded “Basic” and “Advanced” in our plans offering. Commerce revenue also includes fixed-fee subscriptions to a number of other tools that support running an online business such as marketing, member areas, and scheduling tools. Non-subscription revenue is derived from fixed fees earned on revenue share arrangements with commerce partners, and fixed transaction fees earned on sales made through Business plan sites. Additionally, commerce revenue consists of fixed-fee subscriptions and non-recurring revenue related to hospitality services.
Cost of revenue
Cost of revenue consists primarily of credit card and payment processing fees, domain registration fees, hosting costs and app fees. Cost of revenue also includes customer support, employee-related expenses, allocated shared costs and depreciation and amortization. Employee-related expenses consist of salaries, taxes, benefits and stock-based compensation. We expect that cost of revenue may fluctuate as a percentage of total revenue from period to period based on the subscriptions purchased and non-subscription transactions during that particular period.
Operating expenses:
Research and product development
Research and product development expenses are primarily employee-related expenses, costs associated with continuously developing new solutions and enhancing and maintaining our technology platform and allocated shared costs. These costs are expensed as incurred. Employee-related expenses consist of salaries, taxes, benefits and stock-based compensation.
Marketing and sales
Marketing and sales expenses include costs related to advertisements used to drive customer acquisition, employee-related expenses related to our brand, customer acquisition and creative assets, affiliate fees on customer referrals, sales commissions, and allocated shared costs. Depending on the nature of the advertising, costs are expensed at the time a commercial initially airs, when a promotion first appears in the media or as incurred. Affiliate fees on customer referrals are deferred and recognized ratably over the expected period of our relationship with the new customer. Sales commissions related to the compensation of hospitality sales are expensed as incurred.
General and administrative
General and administrative expenses are primarily employee-related expenses associated with supporting business operations as well as expenses required to comply with government regulations in the markets in which we operate. The functional elements included in general and administrative are finance, people, legal, information technology and overall corporate support. Employee-related expenses consist of salaries, taxes, benefits and stock-based compensation.
In conjunction with the listing of our Class A common stock on the NYSE in May 2021, we incurred certain stock-based compensation expenses associated with the lapse of vesting conditions upon consummation of the listing which resulted in a one time expense of $229.3 million. We also incurred fees paid to our financial advisors in addition to other professional fees and expenses related to the Direct Listing resulting in a one time expense of $25.3 million. Following the listing of our Class A common stock on the NYSE, we expect to continue to incur additional expenses as a result of operating as a public company, including costs to comply with the rules and regulations applicable to companies listed on a U.S. securities exchange and costs related to compliance and reporting obligations pursuant to the rules and regulations of the SEC. In addition, as a public company, we expect to incur additional costs associated with accounting, compliance, insurance and investor relations.

Interest expense
Interest expense primarily consists of the interest expense related to our debt facilities as well as the expense on acquisition liabilities. For further discussion on our interest expense related to our debt facilities, see “— Liquidity and Capital Resources — Indebtedness.”
Other (loss)/income, net
Other (loss)/income, net is primarily comprised of net investment income and realized and unrealized foreign currency gains and losses. See “— Quantitative and Qualitative Disclosures About Market Risk — Foreign Currency Exchange Risk.”
Benefit from/(provision for) income taxes
We are subject to income taxation and file U.S. federal income tax returns as well as income tax returns in the various U.S. states and foreign jurisdictions in which we conduct business. During interim periods, we use the estimated annual effective tax rate approach to determine the benefit from/(provision for) income taxes except for jurisdictions for which a loss is expected for the year and no benefit can be realized for those losses, and the tax effect of discrete items occurring during the period. The estimated annual effective tax rate is based on forecasted annual results which may fluctuate due to significant changes in the forecasted/actual results and any other transactions that results in differing tax treatment.
Results of Operations
The following table sets forth our consolidated statements of operations information for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2021	2020	2021	2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$196,010	$149,640	$375,656	$286,514
Cost of revenue(1)	32,501	23,845	59,909	47,616
Gross profit	163,509	125,795	315,747	238,898
Operating expenses:
Research and product development(1)	48,912	36,032	90,923	72,118
Marketing and sales(1)	70,784	51,254	168,756	126,834
General and administrative(1)	284,730	11,823	304,246	25,609
Total operating expenses	404,426	99,109	563,925	224,561
Operating (loss)/income	(240,917)	26,686	(248,178)	14,337
Interest expense	(2,827)	(2,456)	(6,087)	(5,586)
Other (loss)/income, net	(1,201)	(1,319)	2,392	(114)
(Loss)/income before benefit from/(provision for) income taxes	(244,945)	22,911	(251,873)	8,637
Benefit from/(provision for) income taxes	10,413	(4,372)	16,195	(230)
Net (loss)/income	$(234,532)	$18,539	$(235,678)	$8,407
__________________
(1)Includes stock-based compensation as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2021	2020	2021	2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Cost of revenue	$380	$205	$655	$366
Research and product development	8,245	5,269	15,038	9,946
Marketing and sales	1,569	782	2,741	1,423
General and administrative (a)	240,319	1,012	241,931	3,435
Total stock-based compensation	$250,513	$7,268	$260,365	$15,170
(a)    During the three and six months ended June 30, 2021, we incurred $229.3 million of additional stock-based compensation expense associated with the lapse of vesting conditions upon consummation of the Direct Listing.

The following table sets forth our consolidated statements of operations information as a percentage of total revenue for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	16.6%	15.9%	15.9%	16.6%
Gross profit	83.4%	84.1%	84.1%	83.4%
Operating expenses:
Research and product development	25.0%	24.1%	24.2%	25.2%
Marketing and sales	36.1%	34.3%	44.9%	44.3%
General and administrative	145.3%	7.9%	81.0%	8.9%
Total operating expenses	206.3%	66.2%	150.1%	78.4%
Operating (loss)/income	(122.9)%	17.8%	(66.1)%	5.0%
Interest expense	(1.4)%	(1.6)%	(1.6)%	(1.9)%
Other (loss)/income, net	(0.6)%	(0.9)%	0.6%	—%
(Loss)/income before benefit from/(provision for) income taxes	(125.0)%	15.3%	(67.0)%	3.0%
Benefit from/(provision for) income taxes	5.3%	(2.9)%	4.3%	(0.1)%
Net (loss)/income	(119.7)%	12.4%	(62.7)%	2.9%
The following table sets forth our consolidated revenue by geographic location and our consolidated revenue by geographic location as a percentage of total revenue for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
($ in thousands, except percentages)	2021	2020	Amount	%	2021	2020	Amount	%
	(Unaudited)	(Unaudited)			(Unaudited)	(Unaudited)
United States	$141,517	$105,098	$36,419	34.7%	$268,560	$200,470	$68,090	34.0%
International	54,493	44,542	9,951	22.3%	107,096	86,044	21,052	24.5%
Total revenue	$196,010	$149,640	$46,370	31.0%	$375,656	$286,514	$89,142	31.1%
Percentage of total revenue:
United States	72.2%	70.2%			71.5%	70.0%
International	27.8%	29.8%			28.5%	30.0%
Total revenue	100%	100%			100%	100%
Comparison of the Three Months Ended June 30, 2021 and 2020
Revenue

	Three Months Ended June 30,		Change
($ in thousands, except percentages)	2021	2020	Amount	%
	(Unaudited)	(Unaudited)
Presence	$137,277	$115,521	$21,756	18.8%
Commerce	58,733	34,119	24,614	72.1%
Total revenue	$196,010	$149,640	$46,370	31.0%
Percentage of total revenue:
Presence	70.0%	77.2%
Commerce	30.0%	22.8%
Total revenue	100%	100%
Presence Revenue
Presence revenue increased $21.8 million, or 18.8%, for the three months ended June 30, 2021 compared to the same period in 2020. We believe the increase was from sustained demand for an online presence as more brands look to operate digitally coupled with stronger cash retention from our existing subscriptions.

Commerce Revenue
Commerce revenue increased $24.6 million, or 72.1%, for the three months ended June 30, 2021 compared to the same period in 2020. The growth was primarily driven by the retention of existing subscriptions and the addition of hospitality services.
Cost of Revenue and Gross Profit

	Three Months Ended June 30,		Change
($ in thousands, except percentages)	2021	2020	Amount	%
	(Unaudited)	(Unaudited)
Cost of revenue	$32,501	$23,845	$8,656	36.3%
Gross profit	$163,509	$125,795	$37,714	30.0%
Percentage of total revenue:
Cost of revenue	16.6%	15.9%
Gross profit	83.4%	84.1%
Cost of revenue
Cost of revenue increased $8.7 million, or 36.3%, for the three months ended June 30, 2021 compared to the same period in 2020. The increase was primarily driven by increased payment processing fees, third-party fees and hosting costs associated with an increase in transaction volume as well as increased payment processing fees associated with hospitality services. The increase was also driven by payroll and associated benefits expenses for customer support associated with hospitality services.
Gross profit
Gross profit increased $37.7 million, or 30.0%, for the three months ended June 30, 2021 compared to the same period in 2020. As a percentage of total revenue, gross profit decreased from 84.1% to 83.4% for the three months ended June 30, 2021 as compared to the same period in 2020. The deceleration is a reflection of increased payment processing fees associated with hospitality services. Commerce revenue comprised 30.0% of total revenue during the three months ended June 30, 2021 as compared to 22.8% for the same period in 2020.
Operating expenses:
Research and product development

	Three Months Ended June 30,		Change
($ in thousands, except percentages)	2021	2020	Amount	%
	(Unaudited)	(Unaudited)
Research and product development	$48,912	$36,032	$12,880	35.7%
Percentage of total revenue	25.0%	24.1%
Research and product development expenses increased $12.9 million, or 35.7%, for the three months ended June 30, 2021 compared to the same period in 2020, primarily due to payroll and associated benefits expenses related to increased headcount in support of our product development roadmap.
Marketing and sales

	Three Months Ended June 30,		Change
($ in thousands, except percentages)	2021	2020	Amount	%
	(Unaudited)	(Unaudited)
Marketing and sales	$70,784	$51,254	$19,530	38.1%
Percentage of total revenue	36.1%	34.3%
Marketing and sales expenses increased $19.5 million, or 38.1%, for the three months ended June 30, 2021 compared to the same period in 2020, primarily due to increased spend in multiple brand and direct response advertising channels both domestically and internationally. The remainder of the increase was primarily due to payroll and associated benefits related to increased headcount in support of our expanded marketing operations.

General and administrative

	Three Months Ended June 30,		Change
($ in thousands, except percentages)	2021	2020	Amount	%
	(Unaudited)	(Unaudited)
General and administrative	$284,730	$11,823	$272,907	2,308.3%
Percentage of total revenue	145.3%	7.9%
General and administrative expenses increased $272.9 million, or 2,308.3%, for the three months ended June 30, 2021 compared to the same period in 2020, primarily due to expenses incurred in connection with the listing of our Class A common stock on the NYSE. These costs included stock-based compensation expense of $229.3 million associated with the lapse of vesting conditions upon consummation of the Direct Listing, fees paid to our financial advisors, and additional professional fees of $25.3 million related to the Direct Listing. Indirect tax expenses and employee related expenses associated with increased headcount also contributed to the increase.
Interest expense

	Three Months Ended June 30,		Change
($ in thousands, except percentages)	2021	2020	Amount	%
	(Unaudited)	(Unaudited)
Interest expense	$(2,827)	$(2,456)	$371	15.1%
Percentage of total revenue	(1.4)%	(1.6)%
Interest expense increased $0.4 million, or 15.1%, for the three months ended June 30, 2021 compared to the same period in 2020. The increase was primarily due to higher total debt outstanding related to our amended credit agreement from December 2020 compared to the same period in 2020.
Other (loss)/income, net

	Three Months Ended June 30,		Change
($ in thousands, except percentages)	2021	2020	Amount	%
	(Unaudited)	(Unaudited)
Other (loss)/income, net	$(1,201)	$(1,319)	$(118)	(8.9)%
Percentage of total revenue	(0.6)%	(0.9)%
Other (loss)/income, net decreased $0.1 million, or 8.9%, for the three months ended June 30, 2021 compared to the same period in 2020. The decrease was primarily due to unrealized gains resulting from favorable foreign exchange rates for the three months ended June 30, 2021 as compared to the same period in 2020.
Comparison of the Six Months Ended June 30, 2021 and 2020
Revenue

	Six Months Ended June 30,		Change
($ in thousands, except percentages)	2021	2020	Amount	%
Presence	$270,148	$226,143	$44,005	19.5%
Commerce	105,508	60,371	45,137	74.8%
Total revenue	$375,656	$286,514	$89,142	31.1%
Percentage of total revenue:
Presence	71.9%	78.9%
Commerce	28.1%	21.1%
Total revenue	100%	100%
Presence Revenue
Presence revenue increased $44.0 million, or 19.5%, for the six months ended June 30, 2021 compared to the same period in 2020. The increase was primarily a result of stronger retention of our existing subscriptions, which we believe stems from sustained demand for an online presence as more brands look to operate digitally.

Commerce Revenue
Commerce revenue increased $45.1 million, or 74.8%, for the six months ended June 30, 2021 compared to the same period in 2020. The increase was driven by the growing subscription base and hospitality services.
Cost of Revenue and Gross Profit

	Six Months Ended June 30,		Change
($ in thousands, except percentages)	2021	2020	Amount	%
Cost of revenue	$59,909	$47,616	$12,293	25.8%
Gross profit	$315,747	$238,898	$76,849	32.2%
Percentage of total revenue:
Cost of revenue	15.9%	16.6%
Gross profit	84.1%	83.4%
Cost of revenue
Cost of revenue increased $12.3 million, or 25.8%, for the six months ended June 30, 2021 compared to the same period in 2020. The increase was primarily driven by an increase in transaction volume resulting in additional payment processing fees, third party fees and hosting costs as well as an increase in payment processing fees associated with hospitality services. The increase was also driven by payroll and associated benefits expenses for customer support associated with hospitality services.
Gross profit
Gross profit increased $76.8 million, or 32.2%, for the six months ended June 30, 2021 compared to the same period in 2020. As a percentage of total revenue, gross profit increased from 83.4% to 84.1% for the six months ended June 30, 2021 as compared to the same period in 2020, principally due to a shift in revenue mix towards commerce and additional operational efficiencies in the first quarter of 2021.
Operating expenses:
Research and product development

	Six Months Ended June 30,		Change
($ in thousands, except percentages)	2021	2020	Amount	%
Research and product development	$90,923	$72,118	$18,805	26.1%
Percentage of total revenue	24.2%	25.2%
Research and product development expenses increased $18.8 million, or 26.1%, for the six months ended June 30, 2021 compared to the same period in 2020, primarily due to payroll and associated benefits expenses related to increased headcount in support of our product development roadmap.
Marketing and sales

	Six Months Ended June 30,		Change
($ in thousands, except percentages)	2021	2020	Amount	%
Marketing and sales	$168,756	$126,834	$41,922	33.1%
Percentage of total revenue	44.9%	44.3%
Marketing and sales expenses increased $41.9 million, or 33.1%, for the six months ended June 30, 2021 compared to the same period in 2020, primarily due to increased spend in multiple brand and direct response advertising channels in domestic and international markets. The remainder of the increase was primarily due to payroll and associated benefits related to increased headcount in support of our expanded marketing operations.
General and administrative

	Six Months Ended June 30,		Change
($ in thousands, except percentages)	2021	2020	Amount	%
General and administrative	$304,246	$25,609	$278,637	1,088.0%
Percentage of total revenue	81.0%	8.9%

General and administrative expenses increased $278.6 million, or 1,088.0%, for the six months ended June 30, 2021 compared to the same period in 2020, primarily due to expenses incurred in connection with the listing of our Class A common stock on the NYSE. These costs included stock-based compensation expense of $229.3 million associated with the lapse of vesting conditions upon consummation of the Direct Listing, fees paid to our financial advisors, and additional professional fees of $25.3 million related to such listing. Additionally, increases in payroll and associated benefits expenses due to increased headcount, as well as increases in indirect tax expenses contributed to the increase. Following the completion of the Direct Listing on the NYSE we began incurring additional general and administrative expenses as a result of operating as a public company, including increased expenses for insurance, costs to comply with the rules and regulations applicable to companies listed on a national securities exchange, costs related to compliance and reporting obligations pursuant to the rules and regulations of the SEC, investor relations and professional services expenses, and increased stock-based compensation expense.
Interest expense

	Six Months Ended June 30,		Change
($ in thousands, except percentages)	2021	2020	Amount	%
Interest expense	$(6,087)	$(5,586)	$501	9.0%
Percentage of total revenue	(1.6)%	(1.9)%
Interest expense increased $0.5 million, or 9.0%, for the six months ended June 30, 2021 compared to the same period in 2020 due to higher total debt outstanding related to our amended credit agreement from December 2020 compared to the same period in 2020.
Other (loss)/income, net

	Six Months Ended June 30,		Change
($ in thousands, except percentages)	2021	2020	Amount	%
Other income/(loss), net	$2,392	$(114)	$2,506	(2,198.2)%
Percentage of total revenue	0.6%	—%
Other income/(loss), net increased $2.5 million, or 2,198.2%, for the six months ended June 30, 2021 compared to the same period in 2020, primarily due to unrealized gains resulting from favorable foreign exchange rates for the six months ended June 30, 2021 as compared to the same period in 2020.
Quarterly Results of Operations
The following tables set forth selected unaudited quarterly statements of operations data for each of the nine fiscal quarters ended June 30, 2021, as well as the percentage of revenues that each line item represents for each quarter. The information for each of these quarters has been prepared in accordance with GAAP on the same basis as our audited historical consolidated financial information and includes, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the results of operations for these periods. This data should be read in conjunction with our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. These quarterly results are not necessarily indicative of our results of operations to be expected for any future period.

	Three Months Ended (Unaudited)
($ in thousands)	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019
Revenue	$196,010	$179,646	$172,300	$162,335	$149,640	$136,874	$133,172	$125,019
Cost of revenue(1)	32,501	27,408	26,171	24,550	23,845	23,771	22,151	20,709
Gross profit	163,509	152,238	146,129	137,785	125,795	113,103	111,021	104,310
Operating expenses:
Research and product development(1)	48,912	42,011	57,409	38,379	36,032	36,086	31,271	29,403
Marketing and sales(1)	70,784	97,972	73,549	59,656	51,254	75,580	57,316	42,427
General and administrative(1)	284,730	19,516	17,077	11,961	11,823	13,786	15,661	11,929
Total operating expenses	404,426	159,499	148,035	109,996	99,109	125,452	104,248	83,759
Operating income	(240,917)	(7,261)	(1,906)	27,789	26,686	(12,349)	6,773	20,551
Interest expense	(2,827)	(3,260)	(1,997)	(2,460)	(2,456)	(3,130)	(802)	(157)
Other income/(loss), net	(1,201)	3,593	(4,076)	(3,488)	(1,319)	1,205	(2,458)	4,931
Income/(loss) before (provision for)/benefit from income taxes	(244,945)	(6,928)	(7,979)	21,841	22,911	(14,274)	3,513	25,325
(Provision for)/benefit from income taxes	10,413	5,782	12,236	(3,917)	(4,372)	4,142	9,770	(6,919)
Net income/(loss)	$(234,532)	$(1,146)	$4,257	$17,924	$18,539	$(10,132)	$13,283	$18,406

_________________
(1)Includes stock-based compensation as follows:

	Three Months Ended (Unaudited)
($ in thousands)	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019
Cost of revenue	$380	$275	$212	$202	$205	$161	$148	$144
Research and product development	8,245	6,793	6,151	5,522	5,269	4,677	4,030	3,719
Marketing and sales	1,569	1,172	839	882	782	641	529	487
General and administrative (a)	240,319	1,612	1,229	1,047	1,012	2,423	1,303	862
Total stock-based compensation	$250,513	$9,852	$8,431	$7,653	$7,268	$7,902	$6,010	$5,212
(a)    During the three months ended June 30, 2021, we incurred $229.3 million of additional stock-based compensation expense associated with the lapse of vesting conditions upon consummation of the Direct Listing.
The following table sets forth our consolidated statements of operations information as a percentage of total revenue for the three month periods indicated below.

	Three Months Ended (Unaudited)
($ in thousands)	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019
Revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenue(1)	16.6%	15.3%	15.2%	15.1%	15.9%	17.4%	16.6%	16.6%
Gross profit	83.4%	84.7%	84.8%	84.9%	84.1%	82.6%	83.4%	83.4%
Operating expenses:
Research and product development(1)	25.0%	23.4%	33.3%	23.6%	24.1%	26.4%	23.5%	23.5%
Marketing and sales(1)	36.1%	54.5%	42.7%	36.7%	34.3%	55.2%	43.0%	33.9%
General and administrative(1)	145.3%	10.9%	9.9%	7.4%	7.9%	10.1%	11.8%	9.5%
Total operating expenses	206.3%	88.8%	85.9%	67.8%	66.2%	91.7%	78.3%	67.0%
Operating income	(122.9)%	(4.0)%	(1.1)%	17.1%	17.8%	(9.0)%	5.1%	16.4%
Interest expense	(1.4)%	(1.8)%	(1.2)%	(1.5)%	(1.6)%	(2.3)%	(0.6)%	(0.1)%
Other income/(loss), net	(0.6)%	2.0%	(2.4)%	(2.1)%	(0.9)%	0.9%	(1.8)%	3.9%
Income/(loss) before (provision for)/benefit from income taxes	(125.0)%	(3.9)%	(4.6)%	13.5%	15.3%	(10.4)%	2.6%	20.3%
(Provision for)/benefit from income taxes	5.3%	3.2%	7.1%	(2.4)%	(2.9)%	3.0%	7.3%	(5.5)%
Net income/(loss)	(119.7)%	(0.6)%	2.5%	11.0%	12.4%	(7.4)%	10.0%	14.7%

Quarterly Trends
Our business is impacted by seasonal fluctuations. We typically register a greater number of new unique subscriptions during the first quarter of a year. We believe this is related to, among other things, our customers’ buying habits and our increased marketing and sales spend in the first quarter of most years. We have also typically experienced a seasonal peak in the third quarter when customers engage more frequently with their users in advance of the holiday shopping season. In the future, seasonal trends may cause fluctuations in our quarterly results, which may impact the predictability of our business and operating results.
Liquidity and Capital Resources
To date, we have primarily financed our operations through cash flows from operations.
As of June 30, 2021, we had cash and cash equivalents and investment in marketable securities of $196.7 million and $17.9 million of available borrowing capacity under our Revolving Credit Facility as defined below. During July 2021, we were issued an additional letter of credit for $2.5 million relating to a security deposit for a new operating lease in Chicago, Illinois which reduced the amount available under our Revolving Credit Facility to $15.4 million; see “— Item 1. Financial Information — Item 1. Financial Statements — Note 19. Subsequent Events” included elsewhere in this Quarterly Report on Form 10-Q. We believe our existing cash and cash equivalents and investment in marketable securities will be sufficient to meet our operating working capital and capital expenditure requirements over the next 12 months. Our future financing requirements will depend on many factors, including our growth rate, subscription renewal activity, the timing and extent of spending to support development of our platform, the expansion of marketing and sales activities and any future investments or acquisitions we may make. Although we currently are not a party to any agreement and do not have any understanding with any third parties with respect to future investments in, or acquisitions of, businesses or technologies, we may enter into these types of arrangements from time to time, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all, including as a result of disruptions in the credit markets. See “Risk Factors.”
The following table summarizes our operating, investing and financing activities for the three and six months ended June 30, 2021 and 2020.

	Six Months Ended June 30,
($ in thousands)	2021	2020
Net cash provided by/(used in):
Operating activities	$58,823	$98,914
Investing activities	$(204,306)	$7,586
Financing activities	$275,080	$(29,568)
Net cash provided by operating activities
Net cash provided by operating activities in the six months ended June 30, 2021 was $58.8 million, which reflected our net loss of $235.7 million, which was increased by certain non-cash items primarily consisting of $260.4 million of stock-based compensation and $16.2 million of depreciation and amortization, partially offset by $17.0 million of deferred income taxes. Cash provided by operating activities included $4.3 million in accounts payable and accrued liabilities, $30.8 million in deferred revenue and $10.1 million in funds payable to customers, which was primarily offset by $10.8 million in prepaid expenses and other current assets.
Net cash provided by operating activities in the six months ended June 30, 2020 was $98.9 million, which reflected our net income of $8.4 million, which was increased by certain non-cash items primarily consisting of $15.2 million of stock-based compensation and $11.2 million of depreciation and amortization. Cash provided by operating activities included $15.3 million in prepaid expenses and other current assets, $16.8 million in accounts payable and accrued liabilities and $36.0 million in deferred revenue, which was primarily offset by $4.6 million in accounts receivable and due from vendors.
Net cash (used in)/provided by investing activities
Net cash used in investing activities in the six months ended June 30, 2021 was $204.3 million, which reflected $202.5 million, net of acquired cash, used to pay for the acquisition of Tock, Inc. and $14.2 million used to purchase marketable securities, which was partially offset by $14.8 million in proceeds from the sale and maturities of marketable securities. We additionally spent $2.4 million in connection with the purchase of property and equipment.
Net cash provided by investing activities in the six months ended June 30, 2020 was $7.6 million, which reflected $46.5 million in proceeds from the sale and maturities of marketable securities, partially offset by $36.6 million used to purchase marketable securities. We additionally spent $2.2 million in connection with the purchase of property and equipment.
Net cash provided by/(used in) financing activities
Net cash provided by financing activities in the six months ended June 30, 2020 was $275.1 million, which primarily reflected $304.4 million in proceeds from the issuance of 4,452,023 shares of Class C common stock, net of issuance costs. These proceeds were partially offset by $25.7 million in stock purchases related to equity incentive plans and $6.8 million in principal payments on our Term Loan as defined below.
Net cash used in financing activities in the six months ended June 30, 2020 was $29.6 million, which primarily reflected $15.0 million for contingent consideration associated with the Acuity Scheduling, Inc. acquisition, $10.8 million in stock purchases related to equity incentive plans and $4.4 million in principal payments on our Term Loan as defined below.
Indebtedness
On December 12, 2019, we entered into a credit agreement with various financial institutions that provided for a $350.0 million term loan (the “Term Loan”) and a $25.0 million revolving credit facility (“Revolving Credit Facility”), which included a $15.0 million letter of credit sub-facility. On December 11, 2020, we amended the credit agreement (as amended, the “Credit Agreement”) to increase the size of the Term Loan to $550.0 million and extend the maturity date for the Term Loan and the Revolving Credit Facility to December 11, 2025.
The original borrowings under the Term Loan were used to provide for the repurchase, and subsequent retirement, of outstanding capital stock in 2019. The additional borrowings were used to provide for a dividend on all outstanding capital stock.
Borrowings under the Credit Agreement are subject to an interest rate equal to, at our option, LIBOR or the bank’s alternative base rate (the “ABR”), in either case, plus an applicable margin. The ABR is the greater of the prime rate, the federal funds effective rate plus 0.5% or the LIBOR quoted rate plus 1.00%. The applicable margin is based on an indebtedness to consolidated EBITDA ratio as prescribed under the Credit Agreement and ranges from 1.25% to 2.25% on applicable LIBOR loans and 0.25% to 1.25% on ABR loans. In addition, the Revolving Credit Facility is subject to an unused commitment fee, payable quarterly, in an aggregate amount equal to 0.25% of the unutilized commitments (subject to reduction in certain circumstances). Consolidated EBITDA is defined in the Credit Agreement and is not comparable to our definition of adjusted EBITDA used elsewhere in the Quarterly Report on Form 10-Q since the Credit Agreement allows for additional adjustments to net income/(loss) including the exclusion of transaction costs, changes in deferred revenue, and other costs that may be considered non-recurring. Further, consolidated EBITDA, as defined in the Credit Agreement, may be different from similarly titled EBITDA financial measures used by other companies. The definition of consolidated EBITDA is contained in Section 1.1 of the Credit Agreement.
As of June 30, 2021, $536.6 million was outstanding under the Term Loan. The Term Loan requires scheduled quarterly principal payments beginning March 31, 2021 in aggregate annual amounts equal to 2.50% for 2021 and 2022, 7.50% for 2023 and 2024 and 10.00% for 2025, in each case, on the amended Term Loan principal amount, with the balance due at maturity. In addition, the Credit Agreement includes certain customary prepayment requirements for the Term Loan, which are triggered by events such as asset sales, incurrences of indebtedness and sale leasebacks.
As of June 30, 2021, $7.1 million was outstanding under the Revolving Credit Facility in the form of outstanding letters of credit and $17.9 million remained available for borrowing by us. The outstanding letters of credit relate to security deposits for certain of our leased locations.
The Credit Agreement contains certain customary affirmative covenants and events of default. The negative covenants in the Credit Agreement include, among others, limitations on our ability (subject to negotiated exceptions) to incur additional indebtedness or issue additional preferred stock, incur liens on assets, enter into agreements related to mergers and acquisitions, dispose of assets or pay dividends and distributions. In addition, commencing with the fiscal quarter ending December 31, 2020, we are required to maintain an indebtedness to consolidated EBITDA ratio of not more than 4.50, tested as of the last day of each fiscal quarter, with a step-down to 4.25 for the fiscal quarters ending March 31, 2022 and June 30, 2022, a further step-down to 4.00 for the fiscal quarters ending September 30, 2022 and December 31, 2022 and a final step-down to 3.75 for the fiscal quarter ending March 31, 2023 and each fiscal quarter thereafter (the “Financial Covenant”), subject to customary equity cure rights. The Financial Covenant is subject to a $0.50 step-up in the event of a material permitted acquisition, which we can elect to implement up to two times during the life of the facility. We did not elect to implement this step-up as a result of the acquisition of Tock. If we are not in compliance with the covenants under the Credit Agreement or we otherwise experience an event of default, the lenders would be entitled to take various actions, including acceleration of amounts due under the Credit Agreement. As of June 30, 2021, the Company was in compliance with all applicable covenants, including the Financial Covenant.
The obligations under the Credit Agreement are guaranteed by our wholly-owned domestic subsidiaries and are secured by substantially all of the assets of the guarantors, subject to certain exceptions.
Total interest expense related to our indebtedness was $2.8 million and $6.1 million for the three and six months ended June 30, 2021, respectively, and $2.4 million and $5.4 million for the three and six months ended June 30, 2020, respectively.
Key Performance Indicators and Non-GAAP Financial Measures
We review the following key performance indicators and non-GAAP financial measures to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. Increases or decreases in our key performance indicators and non-GAAP financial measures may not correspond with increases or decreases in our revenue and our key performance indicators and non-GAAP financial measures may be calculated in a manner different than similar key performance indicators and non-GAAP financial measures, respectively, used by other companies.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Unique subscriptions (in thousands)	3,937	3,422	3,937	3,422
Total bookings (in thousands)	$206,645	$167,425	$405,592	$323,293
ARRR (in thousands)	$777,940	$605,917	$777,940	$605,917
ARPUS	$193	$182	$193	$182
Adjusted EBITDA (in thousands)	$42,640	$39,505	$53,737	$40,695
Unlevered free cash flow (in thousands)	$10,254	$47,270	$62,036	$100,634
GMV (in thousands)	$1,440,442	$1,028,947	$2,666,430	$1,641,537
Unique subscriptions.   Unique subscriptions represent the number of unique sites, standalone scheduling subscriptions, Unfold (social) and hospitality subscriptions, as of the end of a period. A unique site represents a single subscription and/or group of related subscriptions, including a website subscription and/or a domain subscription, and other subscriptions related to a single website or domain. Every unique site contains at least one domain subscription or one website subscription. For instance, an active website subscription, a custom domain subscription and a Google Workspace subscription that represent services for a single website would count as one unique site, as all of these subscriptions work together and are in service of a single entity’s online presence. Unique subscriptions do not account for one-time purchases in Unfold or for hospitality services. The total number of unique subscriptions is a key indicator of the scale of our business and is a critical factor in our ability to increase our revenue base.
Unique subscriptions increased 0.5 million, or 15.0% as of June 30, 2021 compared to the same period in 2020. These increases were primarily a result of continued growth in new subscriptions and the retention of existing subscriptions.
Total bookings.   Total bookings includes cash receipts for all subscriptions purchased, as well as payments due under the terms of contractual agreements for obligations to be fulfilled. In the case of multi-year contracts, total bookings only includes one year of committed revenue. Total bookings provides insight into the sales of our solutions and the performance of our business because, for a large portion of our business, we collect payment at the time of sale and recognize revenue ratably over the term of our subscription agreements.
Total bookings increased $39.2 million, or 23.4%, for the three months ended June 30, 2021 compared to the same period in 2020 and increased $82.3 million, or 25.5%, for the six months ended June 30, 2021 compared to the same period in 2020. These increases were primarily a result of an increase in unique subscriptions and an increase in GMV processed through our platform.
Annual run rate revenue (“ARRR”).   We calculate ARRR as the monthly revenue from subscription fees and revenue generated in conjunction with associated fees (fees taken or assessed in conjunction with commerce transactions) in the last month of the period multiplied by 12. We believe that ARRR is a key indicator of our future revenue potential. However, ARRR should be viewed independently of revenue, and does not represent our GAAP revenue on an annualized basis, as it is an operating metric that can be impacted by subscription start and end dates and renewal rates. ARRR is not intended to be a replacement or forecast of revenue.
ARRR increased $172.0 million, or 28.4% as of June 30, 2021 compared to the same period in 2020. This increase was primarily a result of an increase in unique subscriptions and an increase in commerce revenue.
Average revenue per unique subscription.   We calculate ARPUS as the total revenue during the preceding 12-month period divided by the average of the number of total unique subscriptions at the beginning and end of the period. We believe ARPUS is a useful metric in evaluating our ability to sell higher-value plans and add-on subscriptions.
ARPUS increased $11, or 6.0% as of June 30, 2021 compared to June 30, 2020. These increases were primarily a result of a shift in revenue mix toward commerce and hospitality services.
Adjusted EBITDA.   Adjusted EBITDA is a supplemental performance measure that our management uses to assess our operating performance. We calculate adjusted EBITDA as net income/(loss) excluding interest expense, other income/(loss), net, provision for/(benefit from) income taxes, depreciation and amortization, stock-based compensation expense and other items that we do not consider indicative of our ongoing operating performance. The following is a reconciliation of adjusted EBITDA to the most comparable GAAP measure, net income/(loss):

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2021	2020	2021	2020
Net income/(loss)	$(234,532)	$18,539	$(235,678)	$8,407
Interest expense	2,827	2,456	6,087	5,586
Provision for/(benefit from) income taxes	(10,413)	4,372	(16,195)	230
Depreciation and amortization	7,726	5,551	16,232	11,188
Stock-based compensation expense	250,513	7,268	260,365	15,170
Other income/(loss), net	1,201	1,319	(2,392)	114
Direct listing costs	25,318	—	25,318	—
Adjusted EBITDA	$42,640	$39,505	$53,737	$40,695

Adjusted EBITDA increased $3.1 million, or 7.9%, for the three months ended June 30, 2021 compared to the same period in 2020. The increase was primarily a result of increased revenue partially offset by additional investments in marketing expenses and payroll related investments. Adjusted EBITDA increased $13.0 million, or 32.0%, for the six months ended June 30, 2021 compared to the same period in 2020. The increase was primarily a result of increased revenue partially offset primarily by investments in marketing spend.
Unlevered free cash flow.   Unlevered free cash flow is a supplemental liquidity measure that our management uses to evaluate our core operating business and our ability to meet our current and future financing and investing needs. We define unlevered free cash flow as cash flow from operating activities less cash paid for capital expenditures increased by cash paid for interest expense net of the associated tax benefit. The following is a reconciliation of unlevered free cash flow to the most comparable GAAP measure, cash flows from operating activities:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2021	2020	2021	2020
Cash flows from operating activities	$8,692	$46,445	$58,823	$98,914
Cash paid of capital expenditures	(1,758)	(944)	(2,415)	(2,218)
Free cash flow	6,934	45,501	56,408	96,696
Cash paid for interest, net of the associated tax benefit	3,320	1,769	5,628	3,938
Unlevered free cash flow	$10,254	$47,270	$62,036	$100,634
Unlevered free cash flow decreased $37.0 million, or 78.3%, for the three months ended June 30, 2021 compared to the same period in 2020. The decrease was driven primarily by a decline in net working capital which was impacted by the expenses related to the Direct Listing and an increase in prepayments. Unlevered free cash flow decreased $38.6 million, or 38.4%, for the six months ended June 30, 2021 compared to the same period in 2020. The decrease was primarily driven by the expenses related to the Direct Listing and the timing of payments associated with advertising, insurance and federal and state income taxes compared to the prior year. For the three and six months ended June 30, 2021, we benefited from a lower tax rate on our cash paid for interest due to operating losses as compared to operating income in the three and six months ended June 30, 2020.
Gross Merchandise Value.   GMV represents the value of merchandise, physical goods, content and time sold, including hospitality services, net of refunds, on our platform over a given period of time. GMV processed on our platform increased $411.5 million, or 40.0%, for the three months ended June 30, 2021 compared to the same period in 2020 and increased $1,024.9 million, or 62.4%, for the six months ended June 30, 2021 compared to the same period in 2020.
Contractual Obligations
During the six months ended June 30, 2021, there were no material changes in our contractual obligations. Our principal commitments consist of our obligations under our Credit Agreement and various long-term operating leases for our offices. The following table summarizes our contractual obligations as of December 31, 2020.

	Payments Due by Period
($ in thousands)	2021	2022	2023	2024	2025	Thereafter	Total
Credit Agreement obligations	$13,586	$13,586	$40,758	$40,758	$434,749	$—	$543,437
Operating lease payments	13,890	14,192	14,054	14,557	13,965	72,648	143,306
Total contractual obligations	$27,476	$27,778	$54,812	$55,315	$448,714	$72,648	$686,743
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of June 30, 2021.
Critical Accounting Policies
Revenue Recognition
We primarily derive revenue from monthly and annual subscriptions. Revenue is also derived from non-subscription services including fixed percentages or fixed fees earned on revenue share arrangements with third parties and on sales made through our customers’ websites.
Revenue is recognized when control of the promised services is transferred to the customer, in an amount reflecting the consideration we expect to be entitled to in exchange for those services. Revenue is recognized net of expected refunds and any sales or indirect taxes collected from customers, which are subsequently remitted to governmental authorities. We typically receive payment at the time of sale and our customer arrangements do not include a significant financing component. The majority of our customer arrangements and the period between customer payment and transfer of control of the service is expected to be one year or less. Payments received in advance of transfer of control or satisfaction of the related performance obligation are recorded as deferred revenue with the aggregate amount representing the transaction price allocated to those performance obligations that are partially or fully unsatisfied. Subscription plans automatically renew unless advanced notice is provided to us.
Arrangements with our customers do not represent a license and do not provide our customers with the right to take possession of the software supporting our SaaS-based technology platform at any time.

We determine revenue recognition through the following steps:
•identification of the contract, or contracts, with a customer;
•identification of the performance obligations in the contract;
•determination of the transaction price;
•allocation of the transaction price to the performance obligations in the contract; and
•recognition of revenue when, or as, we satisfy a performance obligation.
Subscription and domain managed services revenue is generally recognized over time with the exception of cases where we act as a reseller of third-party software solutions. We have determined that subscriptions to our platform and social stories represent a stand-ready obligation to perform over the subscription term. These performance obligations are satisfied over time as the customer simultaneously receives and consumes the benefits. Subscription revenues related to third-party software solutions are recognized on a net basis at a point in time, upon purchase of the software solution, which is when we satisfy our obligation to facilitate the transfer between the customer and the third-party developer. Domain managed services revenue consists of consideration received from customers in exchange for domain registration and management services. We recognize consideration received from domain managed services on a gross basis over the subscription term since we are obligated to manage our customers’ domains over a contractual period, which is typically one year.
Revenue associated with non-subscription offerings is primarily recognized at a point in time. Included in non-subscription revenue are revenue share arrangements with payment processors and third-party business applications (together “Commerce Partners”). Consideration received from Commerce Partners is recognized at a point in time as we are acting as an agent and facilitating the sale of products between our customers and third parties. Non-subscription revenue also includes transaction fees from certain plans where we charge customers fees for sales completed on their websites. This transaction fee revenue is recognized at a point in time, when the sale has been completed.
Business Combinations
Assets acquired and liabilities assumed as part of a business combination are recorded at their fair value at the date of acquisition. The purchase price is allocated to the identifiable net assets acquired, including intangible assets and liabilities assumed, based on estimated fair values at the date of acquisition. The excess of purchase price over the fair value of assets acquired and liabilities assumed, if any, is recorded as goodwill.
Unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates or actual results. All subsequent changes to the estimated fair values of the acquired assets and liabilities assumed that occur within the measurement period and are based on facts and circumstances that existed at the acquisition date are recognized as an adjustment to goodwill.
Determining the fair value of assets acquired and liabilities assumed requires significant judgment, including the selection of valuation methodologies, estimates of future revenue and cash flows and discount rates in determining the fair value of intangible assets acquired and liabilities assumed. The assets purchased and liabilities assumed have been reflected on our consolidated balance sheet and the results are included on the consolidated statements of operations from the date of acquisition. We amortize intangible assets over their estimated useful lives on a straight-line basis.
Acquisition-related transaction costs, including legal and accounting fees and other external costs directly related to the acquisition, are recognized separately from the acquisition and expensed as incurred, primarily in general and administrative expense on the consolidated statements of operations.
We record estimates as of the acquisition date and reassess the estimates at each reporting period up to one year after the acquisition date. Changes in estimates made prior to finalization of purchase accounting are recorded to goodwill.
Goodwill and Long-Lived Assets
Our goodwill balance is tested for impairment at least annually. We perform our annual goodwill impairment analysis during the fourth quarter. If events or indicators of impairment occur between annual impairment analyses, we perform an impairment analysis of goodwill at that date. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition or sale or disposition of a significant asset.
The process of evaluating the potential impairment of goodwill is subjective and requires significant judgment at many points during the analysis, including the identification of reporting units, identification and allocation of the assets and liabilities to reporting units and determination of fair value. In estimating the fair value of a reporting unit for the purposes of our annual or periodic impairment analyses, we make estimates and significant judgments about the future cash flows of the reporting unit. Changes in judgment on these assumptions and estimates could result in goodwill impairment charges. We believe that the assumptions and estimates utilized are appropriate based on the information available to management.
Intangible assets with finite lives and property, plant and equipment are amortized or depreciated over their estimated useful life on a straight-line basis. We monitor conditions related to these assets to determine whether events and circumstances warrant a revision to the remaining amortization or depreciation period. We test these assets for potential impairment whenever we conclude events or changes in circumstances (triggering event) indicate that the carrying amount may not be recoverable. The impairment test requires a comparison of the estimated undiscounted future cash flows expected to be generated over the useful life of an asset group to the carrying amount of the asset group. An asset group is generally established by identifying the lowest level of cash flows generated by a group of assets that are largely independent of the cash flows of other assets. If the carrying amount of an asset group exceeds the estimated undiscounted future cash flows, an impairment is measured as the difference between the fair value of the asset group and the carrying amount of the asset group. Determining whether a long-lived asset is impaired requires various estimates and assumptions, including whether a triggering event has occurred, the identification of asset groups, estimates of future cash flows and the discount rate used to determine fair values.
Stock-Based Compensation
We account for stock-based compensation in accordance with ASC 718, Stock-Based Compensation. Under the fair value recognition provisions of this accounting guidance, compensation cost for service-based awards, including options to purchase stock and restricted stock units, is measured at fair value on the date of grant and recognized over the service period, net of forfeitures. Forfeitures are recorded as they occur if the employee fails to meet the requisite service period. Compensation cost for performance-based awards is measured at fair value on the grant date and is recognized when the vesting trigger becomes probable. The fair value of stock options were estimated on the date of grant using a Black-Scholes option pricing model; stock options are no longer issued to our employees as of 2017. The fair value of restricted stock units is estimated on the date of grant based on the fair value of our common stock. Stock-based compensation is allocated on a specific identification basis per each individual employee recipient and is classified into the corresponding line item where the related employee’s cash compensation and benefits reside within the consolidated statements of operations.
Common Stock Valuations
Prior to the Direct Listing, there was no public market for our Class A common stock, Class B common stock and Class C common stock. The estimated fair value of our common stock had been determined by our board of directors at all relevant times. We and our board of directors utilized various valuation methodologies in accordance with the framework of the American Institute of Certified Public Accountants’ Technical Practice Aid, Valuation of Privately Held Company Equity Securities Issued as Compensation, to estimate the fair value of our common stock. Each valuation methodology included estimates and assumptions that require judgment. These estimates and assumptions included a number of objective and subjective factors used to determine the value of our common stock at each grant date, including the following factors: (1) prices paid for our redeemable convertible preferred stock, which we had sold to outside investors in arm’s length transactions, and the rights, preferences and privileges of our redeemable convertible preferred stock and common stock; (2) valuations performed by an independent valuation specialist; (3) our stage of development and revenue growth; (4) the fact that the grants of stock-based awards involved illiquid securities in a private company; and (5) the likelihood of achieving a liquidity event for the common stock underlying the stock-based awards, such as an initial public offering, listing of our common stock on a stock exchange or sale of the company, given prevailing market conditions.
In valuing our common stock, our board of directors determined the value using both the income and the market value approach valuation methods. For each valuation, the equity value determined was then allocated to the common stock using the option pricing method (“OPM”). The OPM is based on a binomial lattice model, which allows for the identification of a range of possible future outcomes, each with an associated probability. The OPM is appropriate to use when the range of possible future outcomes is difficult to predict and thus creates highly speculative forecasts.
We believe this methodology was reasonable based upon our internal peer company analysis and further supported by arm’s length transactions involving our redeemable convertible preferred stock and common stock. As our common stock was not actively traded, the determination of fair value involved assumptions, judgments and estimates. Application of these approaches involves the use of estimates, judgment and assumptions that are highly complex and subjective, such as those regarding our expected future revenue, expenses and cash flows, discount rates, market multiples, the selection of comparable companies and the probability of possible future events. If different assumptions had been made, the valuation of our common stock, stock-based compensation expense, consolidated net income and consolidated net income per share could have been significantly different.
For valuations after our Direct Listing, the fair value of each underlying share of Class A common stock is based on the closing price of our Class A common stock as reported on the date of grant.

Income Taxes
We recognize deferred income tax assets and liabilities for the expected future tax consequences attributable to both differences between financial statement carrying amounts of existing assets and liabilities and their respective tax basis as well as the existence of any net operating losses and certain income tax credit carryforwards. Income tax assets and liabilities are determined based on the differences between the financial statement and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse as well as the expected income tax effects of net operating loss and certain income tax credit carryforwards. Valuation allowances are established, when necessary, to reduce deferred tax assets when we expect the amount of tax benefit to be realized is less than the carrying value of the deferred tax asset. The need for a valuation allowance requires an assessment of both positive and negative evidence when determining whether it is more-likely-than-not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction-by-jurisdiction basis. In making such assessment, significant weight is given to evidence that can be objectively verified.
We account for uncertainty in income taxes using a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by the taxing authorities. The amount recognized is measured as the largest amount of benefit that has a greater than 50% likelihood of being realized upon ultimate audit settlement.
Any interest expense and penalties related to income tax matters are included as a component of the benefit from/(provision for) income taxes within the consolidated statement of operations.
Recently Issued Accounting Standards
A discussion of recent accounting pronouncements is included in Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Implications of Being an Emerging Growth Company
As a company with less than $1.07 billion in revenue during our last fiscal year, we qualify as an “emerging growth company” as defined in the JOBS Act. An emerging growth company may take advantage of specified reduced reporting and other requirements that are otherwise applicable generally to public companies. These provisions include that:
•we are required to include only two years of audited consolidated financial statements in this Quarterly Report on Form 10-Q in addition to any required interim financial statements and correspondingly required to provide only reduced disclosure in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;
•we are not required to engage an auditor to report on our internal controls over financial reporting pursuant to Section 404(b);
•we are not required to submit certain executive compensation matters to stockholder advisory votes, such as “say-on-pay,” “say-on-frequency” and “say-on-golden parachutes”; and
•we are not required to disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to our median employee compensation.
We may take advantage of these provisions until the last day of the fiscal year following the fifth anniversary of the Direct Listing on May 19, 2021 or such earlier time that we are no longer an emerging growth company.
Under the JOBS Act, emerging growth companies also can delay adopting new or revised accounting standards until such time as those standards would otherwise apply to private companies. We currently intend to take advantage of this exemption.
For risks related to our status as an emerging growth company, see “Risk Factors — Risks Related to Being a Public Company — We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our Class A common stock less attractive to investors.”
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Exchange Risk
While we generate the majority of our revenue in U.S. dollars, a portion of our revenue is denominated in Euros. For the three and six months ended June 30, 2021, 72.2% and 71.5% of our revenue was denominated in U.S. dollars, respectively, and 70.2% and 70.0% for the same periods in 2020, respectively. For the three and six months ended June 30, 2021, 27.8% and 28.5% of our revenue was denominated in Euros, respectively, and 30.0% and 29.8% for the same periods in 2020, respectively. As we expand globally, we will be further exposed to fluctuations in currency exchange rates.

In addition, the assets and liabilities of our wholly-owned Irish subsidiary are denominated in Euros. Accordingly, assets and liabilities of this subsidiary are translated into U.S. dollars at exchange rates in effect on the applicable balance sheet date. Income and expense items are translated at average exchange rates for the applicable period. As a result, our results of operations will be impacted by any increase or decrease in the value of the Euro relative to the U.S. dollar. Transaction gains/(losses) for the three and six months ended June 30, 2021 were $(1.3) million and $2.2 million, respectively, and for the three and six months ended June 30, 2020 were $(1.6) million and $(0.9) million, respectively.
We currently do not hedge foreign currency exposure. We may in the future hedge our foreign currency exposure and may use currency forward contracts, currency options or other common derivative financial instruments to reduce foreign currency risk. It is difficult to predict the effect that future hedging activities would have on our operating results.
Interest Rate Sensitivity
We had cash equivalents and marketable securities totaling $224.0 million as of June 30, 2021. Our cash equivalents are held for working capital purposes. Our investments in marketable securities are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes. Our cash equivalents and our portfolio of marketable securities are subject to market risk due to changes in interest rates. Fixed rate securities may have their market value adversely affected due to a rise in interest rates. Our future investment income may fall short of our expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates.
Borrowings under the Credit Agreement are subject to an interest rate equal to, at our option, LIBOR or ABR, in either case, plus an applicable margin. Based on the outstanding balance of the Credit Agreement as of June 30, 2021, for every 100 basis point increase in LIBOR or ABR, we would incur approximately $5.4 million of additional annual interest expense. We currently do not hedge interest rate exposure. We may in the future hedge our interest rate exposure and may use swaps, caps, collars, structured collars or other common derivative financial instruments to reduce interest rate risk. It is difficult to predict the effect that future hedging activities would have on our operating results.
Credit Risk
We maintain components of our cash and cash equivalents balance in various accounts, which from time to time exceed the federal depository insurance coverage limit. In addition, substantially all of our cash and cash equivalents, as well as our marketable securities, are held by two financial institutions that we believe are of high credit quality. We have not experienced any losses on our deposits of cash and cash equivalents and accounts are monitored by our management team to mitigate risk. We are exposed to credit risk in the event of default by the financial institution holding our cash and cash equivalents or an event of default by the issuers of the corporate bonds and commercial paper we hold.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures”, as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021, the end of the period covered by the Quarterly Report on Form 10-Q. Based on the evaluation of our disclosure controls and procedures our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective because of the material weakness in internal control over financial reporting discussed below.
Notwithstanding the material weakness in internal control over financial reporting described below, our management has concluded that our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with U.S. GAAP.
Material Weakness
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.
As disclosed in our Final Prospectus for our Direct Listing filed with the SEC, pursuant to Rule 424(b)(4) on May 19, 2021, a material weakness over financial reporting was identified as of December 31, 2020 for Tock, Inc. (now Tock

LLC, "Tock"). These control deficiencies could result in a misstatement of our accounts or disclosures that would result in a material misstatement of our financial results that would not be prevented or detected, and accordingly, we determined that these control deficiencies constitute a material weakness.
Remediation Plan
We are in the process of remediation of the material weakness which includes developing and maintaining appropriate financial reporting controls for Tock. While we have performed certain remediation activities to strengthen our controls to address the identified material weakness, control weaknesses are not considered remediated until new internal controls have been operational for a period of time, are tested, and management concludes that these controls are operating effectively. We will continue to monitor the effectiveness of our remediation measures in connection with our future assessments of the effectiveness of internal control over financial reporting and disclosure controls and procedures. We expect to complete the remediation process by the end of the fiscal year dated December 31, 2021.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act that occurred during the period covered by the Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are continuing to remediate the material weakness in our internal control over financial reporting as discussed above.
Inherent Limitations on Effectiveness of Controls
Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives. However, in designing and evaluating the disclosure controls and procedures, our management recognizes that a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected.

Part II - Other Information
Item 1. Legal Proceedings
From time to time, we may be involved in various legal proceedings arising from the normal course of business activities. We are not presently a party to any litigation the outcome of which we believe, if determined adversely to us, would individually or taken together have a material adverse effect on our business, financial condition and results of operations.
Item 1A. Risk Factors
RISK FACTORS
A description of the risks and uncertainties associated with our business is set forth below. You should consider carefully the risks and uncertainties described below, together with the financial and other information contained in this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our unaudited condensed consolidated financial statements and related notes. If any of the following risks or uncertainties actually occur, our business, financial condition and results of operations could be materially and adversely affected. In that case, the market price of our Class A common stock could decline and you may lose all or a part of your investment. The risks discussed below are not the only risks we face. Additional risks or uncertainties not currently known to us, or that we currently deem immaterial, may also have a material adverse effect on our business, financial condition and results of operations.
Risk Factor Summary
We are providing the following summary of the risk factors contained in this Quarterly Report on Form 10-Q to enhance the readability and accessibility of our risk factor disclosures. We encourage you to carefully review the full risk factors contained in this Quarterly Report on Form 10-Q in their entirety for additional information regarding the material factors that make an investment in our securities speculative or risky. These risks and uncertainties include, but are not limited to, the following:
•Our business, financial condition and results of operations will be harmed if we are unable to attract and retain customers and expand their use of our platform.
•If we fail to improve and enhance the functionality, performance, reliability, design, security and scalability of our solutions in a manner that responds to our customers’ evolving needs, our business, financial condition and results of operations may be adversely affected.
•Our industry is highly competitive and we may not be able to compete successfully against current and future competitors.
•The COVID-19 pandemic, the measures attempting to contain and mitigate the effects of the COVID-19 pandemic (including stay-at-home, business closure and other restrictive orders), and the resulting changes in consumer behaviors have disrupted and may continue to disrupt our normal operations.
•The Squarespace brand is integral to our success. If we fail to protect or promote our brand, our business, financial condition and results of operations may be harmed.
•Our business, financial condition and results of operations would be adversely affected if our marketing and selling activities fail to generate new customers at the levels that we anticipate or fail to generate new customers on a cost-effective basis.
•We depend on highly skilled personnel, and if we are unable to hire, integrate and retain our personnel, we may not be able to address competitive challenges.
•We rely heavily on the reliability, security and performance of our software. If our software contains serious errors or defects, or we have difficulty maintaining the software, we may lose revenue and market acceptance and may incur costs to defend or settle claims with our customers.
•Our business, financial condition and results of operations would be harmed if changes to technologies used in our platform or new versions or upgrades of operating systems and internet browsers adversely impact the process by which customers interface with our platform and users interface with our customers’ sites.
•We are subject to privacy and data protection laws and regulations as well as contractual privacy and data protection obligations. Our failure to comply with these or any future laws, regulations or obligations could subject us to sanctions and damages and could harm our reputation, business, financial condition and results of operations.

•Our business is susceptible to risks associated with international sales and the use of our platform in various countries as well as our ability to localize our platform in such countries.
•The trading price of our Class A common stock may be volatile and could decline significantly and rapidly regardless of our operating performance.
•The multi-class structure of our common stock has the effect of concentrating voting control with those stockholders who hold our Class B common stock, including our Founder and Chief Executive Officer limiting your ability to influence corporate matters.
Risks Related to our Business and Industry
Our business, financial condition and results of operations will be harmed if we are unable to attract and retain customers and expand their use of our platform.
We have experienced growth in recent years, due in large part to sustained subscription growth and retention, including customers who expand their use of our platform over time. We offer two payment options for each of our subscription plans: monthly and annual. Customers’ subscriptions currently renew automatically at the end of each monthly or annual period, as applicable, but the customer is free to disable automatic renewal or cancel the subscription at any time. As a result, even though the number of unique subscriptions to our platform has grown in recent years, there can be no assurance that we will be able to retain unique subscriptions beyond the existing monthly or annual subscription periods. In addition, any limitation or restriction imposed on our ability to bill our customers on a recurring basis, whether due to new regulations or otherwise, may significantly lower our unique subscription retention rate.
A number of factors could impact our ability to attract and retain customers and expand our customers’ use of our platform, including:
•the quality and design of our solutions compared to other similar solutions;
•our ability to develop new technologies or offer new or enhanced solutions;
•the pricing of our solutions compared to our competitors;
•the reliability and availability of our customer support;
•our ability to provide value-added third-party applications, solutions and services that integrate into our platform;
•any perceived or actual security, reliability, quality or compatibility problems with our solutions, including those related to system outages, unscheduled downtime and the impact of cyber-attacks on customers’ data;
•our ability to expand into new geographic regions; and
•the cost and effectiveness of our marketing campaigns.
We have historically experienced customer turnover as a result of general economic conditions and other risks affecting our customers’ businesses or needs. Many of these customers are in the entrepreneurial stage of their development and there is no guarantee that their businesses will succeed. Other customers may be looking for a shorter-term solution for a specific event. Our costs associated with renewals are substantially lower than costs associated with generating new unique subscriptions. Therefore, a reduction in retention of our unique subscriptions, even if offset by an increase in new unique subscriptions, could adversely impact our business, financial condition and results of operations. Moreover, any volatile or uncertain economic conditions due to the COVID-19 pandemic or otherwise and any resulting decrease in business formation or failures of SMBs could affect our ability to generate new unique subscriptions or retain existing unique subscriptions.
Additionally, our growth rate may decline over time even though the number of unique subscriptions on our platform increases. As our growth rate declines, investors’ perception of our business, financial condition and results of operations may be adversely affected. To the extent our growth rate slows, our business performance will become increasingly dependent on our ability to retain revenue from existing unique subscriptions and increase sales to existing customers.
If we fail to improve and enhance the functionality, performance, reliability, design, security and scalability of our solutions in a manner that responds to our customers’ evolving needs, our business, financial condition and results of operations may be adversely affected.
The markets in which we compete are characterized by constant change and innovation, and we expect them to continue to evolve rapidly. The success of our business will depend, in part, on our ability to adapt and respond effectively to changing market dynamics on a timely basis while continuing to improve and enhance the functionality, performance, reliability, design, security and scalability of our solutions. For example, as commerce transacted over mobile devices continues to grow more rapidly than desktop transactions, continued effective mobile functionality becomes increasingly integral to our long-term development and growth strategy. If we are unable to develop new and upgraded solutions that satisfy our customers and that keep pace with rapid technological and industry change, our business, financial condition and results of operations could be adversely affected.
The process of developing new technology is complex and uncertain. If we fail to accurately predict customers’ changing needs or emerging technological trends, or we otherwise fail to achieve the benefits expected from our investments in technology, our business, financial condition and results of operations could be harmed. The development of new and upgraded solutions involves a significant amount of time and effort from our research and development team, as it can take months to update, code and test new and upgraded solutions and integrate them into our existing solutions. Further, our design team spends a significant amount of time and resources in order to incorporate various design elements and other features into any new and upgraded solutions. The introduction of these new and upgraded design and functional features often involves a significant amount of marketing spend. We must also manage our existing solutions as we continue to introduce new solutions. Given this complexity, we occasionally have experienced, and could experience in the future, delays in completing the development and introduction of new and upgraded solutions.
Our industry is highly competitive, and we may not be able to compete successfully against current and future competitors.
The market for providing SaaS-based website design and management software is evolving and highly fragmented and we face competition in various aspects of our business, which we expect to intensify in the future as existing and new competitors introduce new solutions or enhance existing solutions. We also compete with specific providers offering services or products that overlap with parts of our solutions, including online presence solutions, e-commerce solutions, domain registration and website hosting services, email marketing solutions and scheduling solutions. Some of our competitors have longer operating histories, larger customer bases, greater brand recognition, more extensive commercial relationships and greater financial and other resources than we do.
New or existing competitors may be able to develop solutions better received by customers or may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, regulations or requirements of our customers and their users. In addition, some larger competitors may be able to leverage a larger installed customer base and distribution network to adopt more aggressive pricing policies and offer more attractive sales terms, which could cause us to lose potential sales or reduce prices to remain competitive.
Competition may also intensify as our competitors enter into business combinations or alliances or raise additional capital, or as established companies in other market segments or geographic regions expand into our market segments or geographic regions. For instance, certain competitors could use strong or dominant positions in one or more markets to gain a competitive advantage by integrating competing platforms or features into solutions they control such as search engines, web browsers, mobile device operating systems or social networks or by making access to our platform more difficult. We also expect new entrants to offer competitive solutions. If we cannot compete successfully against current and future competitors, our business, financial condition and results of operations could be negatively impacted.
The COVID-19 pandemic, the measures attempting to contain and mitigate the effects of the COVID-19 pandemic (including stay-at-home, business closure and other restrictive orders), and the resulting changes in consumer behaviors have disrupted and may continue to disrupt our normal operations.
In response to the COVID-19 pandemic, we have taken a number of actions that have impacted and continue to impact our business, financial condition and results of operations, including transitioning employees across all our offices (including our corporate headquarters) to remote work-from-home arrangements and recommending travel and related restrictions. While we believe these actions were reasonable and necessary as a result of the COVID-19 pandemic, they were disruptive to our business. Given the continued spread of COVID-19, we may have to take additional actions in the future that could further disrupt our business. If we are required to maintain work-from-home arrangements for a significant period of time as a result of the ongoing COVID-19 pandemic or other future adverse public health developments, it may impact our ability to preserve our corporate culture. Any failure to preserve our culture could negatively affect our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives. In addition, the COVID-19 pandemic could disrupt or delay the ability of our employees to work because they become sick or are required to care for those who become sick or for dependents for whom external care is not available. The COVID-19 pandemic could also cause delays or disruptions in services provided by key service providers, increase our and service providers’ vulnerability to security breaches, distributed denial of service (“DDoS”) attacks or other hacking or phishing attacks or cause other unpredictable effects. Our management team has spent, and will likely continue to spend, significant time, attention and resources monitoring the COVID-19 pandemic and associated global economic uncertainty and seeking to manage its effects on our business and workforce.
If economic conditions deteriorate, uncertainty from the pandemic may cause prospective or existing customers to cancel their subscriptions for our solutions and users may not have the financial means to make purchases from our customers or may delay or reduce discretionary purchases, negatively impacting our e-commerce customers and our associated results of operations. Our entrepreneurial and small business customers may be more susceptible to general economic conditions than larger businesses with greater liquidity and access to capital.

The degree to which COVID-19 and any associated volatile or uncertain economic conditions will affect our business, financial condition and results of operations will depend on future developments that are highly uncertain and cannot currently be predicted. The risks described herein and throughout this “Risk Factors” section could be further exacerbated by a prolonged existence of the COVID-19 pandemic or other future adverse public health developments.
Our business, financial condition and results of operations could be harmed if we fail to manage our growth effectively.
The growth that we have experienced places significant demands on our operational infrastructure. The scalability and flexibility of our platform depends on the functionality of our technology and network infrastructure and our ability to handle increased traffic and demand for bandwidth. The growth in the number of unique subscriptions on our platform and the number of orders processed through our platform has increased the amount of data and requests processed. Any problems with the transmission of increased data and requests could result in harm to our brand or reputation. Moreover, as our business grows, we will need to devote additional resources to improving our operational infrastructure and continuing to enhance our scalability in order to maintain the performance of our platform.
Our growth has also placed, and will likely continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We intend to further expand the business, including into new geographic regions, with no assurance that our revenue will continue to grow. We are likely to recognize the costs associated with these investments earlier than some of the anticipated benefits, and the return on these investments may be lower or may develop more slowly than we expect. Unless our growth results in an increase in our revenues that is proportionate to, or greater than, the increase in our costs associated with this growth, our profitability may be adversely affected. As we grow, we will be required to continue to improve our operational and financial controls, management information systems and reporting procedures and we may not be able to do so effectively.
The Squarespace brand is integral to our success. If we fail to protect or promote our brand, our business, financial condition and results of operations may be harmed.
We believe that protecting, maintaining and enhancing the Squarespace brand is integral to our success, particularly as we seek to attract new customers. Protecting, maintaining and enhancing our brand will depend largely on our ability to continue to provide design-focused and differentiated solutions, which we may not do successfully. The value of our brand may decline if we are unable to maintain the image of the Squarespace brand as design-focused. Successfully maintaining our brand will depend largely on the effectiveness of our marketing efforts, our ability to provide a reliable and useful platform to meet the needs of our customers, our ability to maintain our customers’ trust and our ability to continue to develop and successfully differentiate our solutions. Errors, defects, disruptions or other performance problems with our solutions, including with third-party services accessed through our platform, may harm our reputation and brand. Unfavorable media coverage, negative publicity or negative public perception about us or our marketing efforts, our industry, the quality and reliability of our platform or our privacy and security practices may also harm our reputation and our brand. If events occur that damage our reputation and brand, our ability to expand our subscription base may be impaired, and our business, financial condition and results of operations may be harmed.
We also believe that the importance of brand recognition will increase as competition in our market increases and the promotion of our brand may require substantial expenditures. We have invested, and expect to continue to invest, substantial resources to increase our brand awareness, both generally and in specific geographies and to specific customer groups. There can be no assurance that our brand development strategies and investment of resources will enhance recognition of the Squarespace brand or lead to an increased customer base. Furthermore, our international branding efforts may prove unsuccessful due to language barriers and cultural differences. If our efforts to protect and promote our brand are not successful, our business, financial condition and results of operations may be adversely affected. In addition, even if brand recognition and loyalty increases, revenue may not increase at a level commensurate with our marketing spend.
Our business, financial condition and results of operations would be adversely affected if our marketing and selling activities fail to generate new customers at the levels that we anticipate or fail to generate new customers on a cost-effective basis.
We use a variety of marketing channels to promote our brand, including online keyword search, sponsorships and celebrity endorsements, television, podcasts, print and online advertising, email and social media marketing. If we lose access to one or more of these channels because the costs of advertising become prohibitively expensive or for other reasons, we may not be able to promote our brand effectively, which could limit our ability to grow our business. In addition, in order to maintain our current revenues and grow our business, we need to continuously optimize our marketing campaigns aimed at acquiring new customers. However, we may fail to accurately predict customer interest and, as a result, fail to generate the expected return on marketing spend. An unexpected increase in the marginal acquisition cost of new customers may have an adverse effect on our ability to grow our subscription base. We have and may in the future invest a significant portion of our marketing expenses in more traditional advertising and promotion of our brand, including through print and television commercials, the effectiveness of which is more difficult to track than online marketing. If these marketing activities fail to generate traffic to our website, attract potential customers and lead to new and renewed subscriptions at the levels we anticipate, our business, financial condition and results of operations would be adversely affected.

If demand for our solutions does not meet expectations, our ability to generate revenue could be adversely affected.
Although we expect continued demand from individuals and businesses for our solutions, it is possible the rate of growth may not meet our expectations, or the market may not grow, including as a result of a negative economic impact from the COVID-19 pandemic or future adverse public health developments. Our expectations for future revenue growth are based in part on assumptions reflecting our industry knowledge and experience serving individuals and businesses, as well as our assumptions regarding demographic shifts, growth in the availability and capacity of internet infrastructure internationally and the general economic climate. If any of these assumptions proves to be inaccurate, including as a result of the extent of current global economic uncertainty, our growth could be significantly lower than expected.
Our ability to compete successfully depends on our ability to offer an integrated and comprehensive platform enabling a diverse base of customers to start, grow and run their businesses or promote their brand. The success of our solutions is predicated on the assumption that an online presence is, and will continue to be, an important factor in our customers’ abilities to establish, expand and manage their online presence quickly, easily and affordably. If we are incorrect in this assumption, for example due to the introduction of a new technology or industry standard superseding the importance of an online presence or rendering our existing or future solutions obsolete, then our ability to retain existing customers and attract new customers could be adversely affected, which could harm our business, financial condition and results of operations.
If we fail to maintain a consistently high level of customer support, our brand, business, financial condition and results of operations may be harmed.
We believe our focus on customer support is critical to acquiring new customers, retaining existing customers and growing our business. As a result, we have invested heavily in the quality and training of our Customer Operations team along with the tools they use to provide this service. If we are unable to maintain a consistently high level of customer support, we may lose existing customers. In addition, our ability to attract new customers and increase unique subscriptions depends, in part, on the support we provide to customers as well as positive recommendations from our existing customers. Any failure to maintain a consistently high level of customer support, or a market perception that we do not maintain high-quality customer support, could adversely affect our brand, business, financial condition and results of operations.
Our pricing decisions may adversely affect our ability to attract and retain customers.
We have from time to time changed our overall pricing model or the various price points of our subscription plans and add-on services and expect to do so in the future. However, no assurance can be given that any new pricing model or price points will be optimal and not result in loss of customers or profits. In addition, as competitors introduce new solutions, we may be unable to attract new customers at the price or based on the pricing models we currently use and we may be required to reduce prices. Individuals and small businesses, which comprise the majority of customers on our platform, could be sensitive to price increases or swayed by more attractive prices offered by competitors. We also must determine the appropriate price to enable us to compete effectively internationally. Any of these developments could negatively impact our business, financial condition and results of operations.
We may acquire or invest in companies, which may divert our management’s attention and result in additional dilution to our stockholders. We may be unable to integrate acquired businesses and technologies successfully or achieve the expected benefits of such acquisitions.
From time to time, we evaluate potential strategic acquisition or investment opportunities and we have completed various strategic acquisitions in recent periods, including the acquisition of Tock. Any future transactions that we enter into could be material to our business, financial condition and results of operations. The process of acquiring and integrating another company or technology could create unforeseen operating difficulties and expenditures. Acquisitions and investments involve a number of risks, such as:
•diversion of management time and focus from operating our business;
•use of resources that are needed in other areas of our business;
•retention and integration of employees from an acquired company, including potential risks or challenges to our corporate culture;
•implementation or remediation of controls, procedures and policies of an acquired company;
•difficulty integrating the accounting systems and operations of an acquired company;
•coordination of product, engineering and selling and marketing functions, including difficulties and additional expenses associated with incorporating the acquired company’s solutions and infrastructure with our existing solutions and infrastructure and difficulties converting the customers of the acquired company onto our platform;
•unforeseen costs or liabilities;
•adverse effects to our existing business relationships as a result of the acquisition or investment;

•the possibility of adverse tax consequences;
•litigation or other claims arising in connection with the acquired company or investment; and
•in the case of foreign acquisitions, the need to integrate operations and workforces across different cultures and languages and to address the particular economic, currency, political and regulatory risks associated with specific countries.
In addition, a significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill and other intangible assets, which must be assessed for impairment at least annually. If our acquisitions, including the acquisition of Tock, do not yield expected returns, we may be required to take charges to our operating results based on this impairment assessment process, which could adversely affect our business, financial condition and results of operations.
Future acquisitions and investments may also result in dilutive issuances of equity securities, which could adversely affect the trading price of our Class A common stock, result in issuances of securities with superior rights and preferences to our Class A common stock or result in the incurrence of debt with restrictive covenants that limit our operating flexibility.
We may not be able to identify future acquisition or investment opportunities that meet our strategic objectives, or to the extent such opportunities are identified, we may not be able to negotiate terms with respect to the acquisition or investment that are acceptable to us. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our strategic objectives, and any acquisitions we complete could be viewed negatively by investors. To pay for any such acquisition, we may have to use cash or incur debt, both of which may affect our financial condition or the trading price of our Class A common stock. At this time we have made no commitments or agreements with respect to any such material transactions.
We depend on highly skilled personnel, and if we are unable to hire, integrate and retain our personnel, we may not be able to address competitive challenges.
Our future success will depend upon our continued ability to hire, integrate and retain highly skilled personnel, including senior management, engineers, designers, product managers, finance and legal personnel and customer support. Competition for highly skilled personnel is intense. We compete with many other companies for engineers, designers and product managers with meaningful experience in designing, developing and managing software, as well as for skilled marketing, operations and customer support professionals, and we may not be successful in attracting and retaining the professionals we need. We may need to invest significant amounts of cash and equity to attract and retain new and highly skilled employees, and may never realize returns on these investments. Extended stay-at-home, business closure and other restrictive orders may impact our ability to identify, hire and train new personnel. In addition, we are limited in our ability to recruit global talent for our U.S. offices by U.S. immigration laws, including those related to H1-B visas. If we are not able to effectively hire, train and retain employees, our ability to achieve our strategic objectives will be adversely impacted and our business, financial condition and results of operations will be harmed.
In addition to hiring and integrating new employees, we must continue to focus on retaining our key employees who foster and promote our innovative corporate culture. Our future performance depends on the continued services and contributions of our Founder and Chief Executive Officer, Mr. Casalena, who is critical to the development of our business and growth strategy, in addition to other key employees to execute on our business plan and to identify and pursue new opportunities and solutions. The failure to properly develop or manage succession plans or develop leadership talent or the loss of services of key employees could significantly delay or prevent the achievement of our strategic objectives. From time to time, there may be changes in our senior management team resulting from the hiring or departure of executives, which could disrupt our business. We do not have employment agreements with our executive officers or other key personnel that require them to continue to work for us for any specified period; therefore, they could terminate their employment with us at any time. The loss of one or more of our key employees (including any limitation on the performance of their duties or short term or long term absences as a result of illness, such as COVID-19) could adversely affect our business, financial condition and results of operations.
We primarily rely on a single supplier to process payments from our customers and we integrate with a limited number of suppliers to process transactions from users.
The success of our platform depends, in part, on our ability to integrate and offer third-party services to our customers. In particular, we use Stripe Inc. (“Stripe”) to process our transactions with our customers and we offer payment processing integrations for our customers to charge their users through Stripe, PayPal Holdings, Inc. (“PayPal”) and Square, Inc. (“Square”). While we offer our customers access to three payment processing integrations through which to charge their users, disruptions or problems with the relevant services provided by any of these companies could have an adverse effect on our reputation, business, financial condition and results of operations. If Stripe, PayPal or Square were to terminate its relationship with us or become unable to continue processing payments on our behalf, we could incur substantial delays and expense in finding and integrating an alternative payment service provider to process payments from our customers and their users, and the quality and reliability of any such alternative payment service provider may not be comparable.

If we cannot maintain the compatibility of our platform and solutions with third-party applications or content or if the third-party applications that we offer fail to keep pace with competitors’ offerings, demand for our platform and solutions could decline.
In addition to offering our customers access to Stripe and other payment solutions, we offer our customers access to third-party applications for order fulfillment, accounting and other business services as well as third-party content. Third-party application providers may change the features of their applications and third-party content providers and application providers may change how others can access the application or content or alter the terms governing use of their applications or content in an adverse manner. Such changes could limit, restrict or terminate our access to their applications and content, which could negatively impact our solutions and harm our business, financial condition and results of operations. In addition, competitors may offer better functionality than the third-party applications integrated into our platform. If we fail to integrate new third-party applications and content that our customers need for their online presence or to develop them directly, we may not be able to offer the functionality that our customers expect, which would negatively impact our solutions and, as a result, harm our business, financial condition and results of operations.
We rely heavily on the reliability, security and performance of our software. If our software contains serious errors or defects, or we have difficulty maintaining the software, we may lose revenue and market acceptance and may incur costs to defend or settle claims with our customers.
The reliability and continuous availability of our platform is critical to our success. However, software such as ours often contains errors, defects, security vulnerabilities or software bugs that are difficult to detect and correct, particularly when first introduced or when new versions or enhancements are released. Any third-party software we incorporate into our platform may have similar deficiencies. Despite internal testing, our platform may contain serious errors or defects, security vulnerabilities or software bugs that we may be unable to successfully correct in a timely manner or at all, and any ensuing disruptions could result in lost revenue, significant expenditures of capital, a delay or loss in market acceptance and damage to our reputation and brand, any of which could have an adverse effect on our business, financial condition and results of operations. Furthermore, our platform is cloud-based, which allows us to deploy new versions and enhancements to all of our customers simultaneously. To the extent we deploy new versions or enhancements that contain errors, defects, security vulnerabilities or software bugs to all of our customers simultaneously, the consequences would be more severe than if such versions or enhancements were only deployed to a smaller number of customers. In addition, to the extent that we do not effectively address capacity constraints, upgrade our systems as needed and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business, financial condition and results of operations, as well as our reputation, may be adversely affected.
Since customers may use our solutions for processes that are critical to their businesses, errors, defects, security vulnerabilities, service interruptions or software bugs in our platform could result in losses to our customers. Customers may seek significant compensation from us for any losses they suffer or they may cease conducting business with us altogether. Further, a customer could share information about bad experiences on social media, which could result in damage to our reputation. There can be no assurance that provisions typically included in agreements with our customers that attempt to limit exposure to claims would be enforceable or adequate or would otherwise protect us from liabilities or damages with respect to any particular claim. Even if not successful, a claim brought against us by any of our customers would likely be time-consuming, divert management’s attention and be costly to defend and could seriously damage our reputation and brand, making it harder to sell our solutions.
We rely on search engines, social networking sites and online streaming services to attract a meaningful portion of our customers, and if those search engines, social networking sites and online streaming services change their listings or policies regarding advertising, or increase their pricing or suffer problems, it may limit our ability to attract new customers.
Many customers locate our platform through internet search engines, such as Google, and advertisements on social networking sites and online streaming services, such as Facebook and YouTube. If we are listed less prominently or fail to appear in search results for any reason, visits to our website could decline significantly, and we may not be able to replace this traffic. Search engines revise their algorithms from time to time in an attempt to optimize their search results. If the search engines on which we rely for algorithmic listings modify their algorithms, we may appear less prominently or not at all in search results, which could result in reduced traffic to our website that we may not be able to replace. Additionally, if the costs of search engine marketing services, such as Google AdWords, increase, we may incur additional marketing expenses, we may be required to allocate a larger portion of our marketing spend to this channel or we may be forced to attempt to replace it with another channel (which may not be available at reasonable prices, if at all), and our business, financial condition and results of operations could be adversely affected.
Furthermore, competitors may in the future bid on our brand names and other search terms that we use to drive traffic to our website. Such actions could increase our marketing costs and result in decreased traffic to our website. In addition, search engines, social networking sites and video streaming services may change their advertising policies from time to time. If any change to these policies delays or prevents us from advertising through these channels, it could result in reduced traffic to our website and sales of our solutions. Additionally, new search engines, social networking sites, video streaming services and other popular digital engagement platforms may develop in specific jurisdictions or more broadly that reduce traffic on existing search engines, social networking sites and video streaming services. Moreover, the use of voice recognition technology such as Alexa, Google Assistant, Cortana or Siri may drive traffic away from search engines, potentially resulting in reduced traffic to our website. If we are not able to achieve awareness through advertising or otherwise, we may not achieve significant traffic to our website.
Our business, financial condition and results of operations would be harmed if changes to technologies used in our platform or new versions or upgrades of operating systems and internet browsers adversely impact the process by which customers interface with our platform and users interface with our customers’ sites.
We believe that our integrated web and mobile platform has helped us to grow our customer base. In addition to offering customers mobile-optimized websites created on our platform, we offer mobile apps that enable customers to monitor analytics, fulfill orders and create, edit and manage content from their mobile devices, among other things. In the future, mobile and desktop operating system providers, such as Microsoft, Google, Apple or any other provider of internet browsers, could introduce new features that would make it difficult for customers to use our platform, change existing browser specifications such that they would be incompatible with our platform, prevent users from accessing customers’ sites or limit or preclude our marketing efforts. In addition, we are subject to the standard policies and terms of service of these providers, which may change in the future. We may incur additional costs in order to adapt our platform to other operating systems and may face technical challenges adapting our solutions to different versions of already-supported operating systems, such as Android variants offered by different mobile phone manufacturers, and we may face technical challenges adapting to new hardware and software on the Android and iOS platforms. Any changes to technologies used in our platform, to existing features that we rely on or to operating systems or internet browsers that make it difficult for customers to access our platform or visitors to access our customers’ sites, may make it more difficult for us to maintain or increase our revenue and could adversely impact our business, financial condition and results of operations. Moreover, as customers increasingly expect to be able to purchase and use our solutions on their mobile device or via our mobile apps, our future prospects could be harmed or we could face increased costs to build out and maintain this functionality. The use of our apps is also subject to applicable terms of use of third-party app stores. If we are unable to maintain availability on these third-party app stores or update our applications on these stores, our business, financial condition and results of operations may be harmed.
We use a limited number of cloud service providers, infrastructure providers and data centers to deliver our solutions. Any disruption of service by these providers or at these facilities could harm our business, financial condition and results of operations.
We currently rely on a limited number of cloud service providers and third-party data center facilities. While we engineer and architect the systems upon which our platform runs, and own the hardware installed at the data centers on which we rely, we do not control the operation of these facilities. We also obtain cloud storage and computing from Amazon and Google. We have experienced, and may in the future experience, failures at the third-party data centers where our hardware is deployed. Data centers are vulnerable to damage or interruption from human error, cyber-crimes, computer viruses and other intentional bad acts, earthquakes, hurricanes, floods, fires, war, terrorist attacks, power losses, hardware failures, systems failures, telecommunications failures and similar events. Changes in law or regulations applicable to data centers in various jurisdictions could also cause a disruption in service. Similarly, if we are unable to utilize cloud services from Amazon and Google, we could experience delays or disruptions. The occurrence of any of these events or other unanticipated problems with these providers or at these facilities could result in loss of data (including personal information), lengthy interruptions in the availability of our solutions and harm to our reputation and brand.
While our third-party data center and cloud provider agreements include automatic renewal provisions, these service providers have no obligation to renew the agreements on commercially reasonable terms or at all. In addition, a timely notice of intent not to renew under one or more of these agreements may not provide us with adequate time to transfer operations and may cause disruptions to our platform. Similarly, service providers of other aspects of our critical infrastructure, such as private network connectivity, content delivery, DDoS mitigation, domain registration and domain name servers, among others, are under no obligation to continue to provide these services after the expiration of the respective service agreements, nor are they obligated to renew the terms of those agreements. If we were required to move our equipment to a new facility, move cloud platforms or migrate to a new critical infrastructure vendor without adequate time to plan and prepare for such a migration, we would face significant challenges due to the technical complexity, risk and high costs of the relocation or migration. If we are unable to renew these agreements on commercially reasonable terms, or if the service providers close such facilities or cease providing such services, we may be required to transfer to new service providers and may incur costs and possible service interruption in connection with doing so.
Our business depends on our customers’ continued and unimpeded access to the internet and the development and maintenance of the internet infrastructure. Internet service providers may be able to block, degrade or charge for access to certain of our solutions, which could lead to additional expenses and the loss of customers.
Our success depends upon the general public’s ability to access the internet and continued willingness to use the internet as a means to pay for purchases, communicate, access social media and research and conduct commercial transactions, including through mobile devices. If consumers or sellers become unable, unwilling or less willing to use the internet for commerce for any reason, including lack of access to high-speed communications equipment, internet outages or delays, disruptions or other damage to sellers’ and consumers’ computers, increases in the cost of accessing the internet and security and privacy risks or the perception of such risks, our business, financial condition and results of operations could be adversely affected.
Currently, internet access is provided by companies that have significant market power in the broadband and internet access marketplace, including incumbent telephone companies, cable companies, mobile communications companies and government-owned service providers. Laws or regulations that adversely affect the growth, popularity or use of the internet, including changes to laws or regulations impacting internet neutrality, could decrease the demand for our solutions, increase our operating costs, require us to alter the manner in which we conduct our business or otherwise adversely affect our business, financial condition and results of operations. We could experience discriminatory or anti-competitive practices that could impede our growth, cause us to incur additional expense or otherwise negatively affect our business, financial condition and results of operations. For example, paid prioritization could enable internet service providers to impose higher fees. Public opinion towards internet infrastructure, mobile connected devices and other similar technological advancements is rapidly evolving and such industries have faced criticism in the past. We cannot be certain that the public will continue to support existing or new technologies on which we, our service providers, our customers and their users rely or may come to rely. If our industry loses public interest and support, it could have a material adverse effect on our business, financial condition and results of operations.
We may be unable to obtain, maintain and protect our intellectual property rights and proprietary information or prevent third parties from making unauthorized use of our technology.
Intellectual property rights are important to our business. We rely on a combination of trade secret, copyright, patent and trademark laws as well as contractual provisions, such as confidentiality clauses, to protect our proprietary technology, know-how, brand and other intellectual property, all of which offer only limited protection. While it is our policy to protect and defend our intellectual property, the steps we take may be inadequate to prevent infringement, misappropriation, dilution or other potential violations of our intellectual property rights or to provide us with any competitive advantage. Further, the laws of foreign countries may not provide as much protection to intellectual property as exists in the United States. For example, some license provisions protecting against unauthorized use, copying, transfer and disclosure of our solutions may be unenforceable under the laws of certain jurisdictions and foreign countries. Moreover, policing unauthorized use of our intellectual property is difficult, expensive and time-consuming, particularly in foreign countries where the laws may not be as protective of intellectual property rights as those in the United States and where mechanisms for enforcement of intellectual property rights may be weak. To the extent we expand our international activities, our exposure to unauthorized copying and use of our intellectual property and proprietary information may increase. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. Despite the precautions taken by us, it may be possible for unauthorized third parties to copy or reverse engineer our solutions and use information that we regard as proprietary to create solutions that compete with those offered by us.
We enter into confidentiality and invention assignment agreements with our employees and consultants and enter into confidentiality agreements with the parties with whom we have strategic relationships and business alliances. No assurance can be given that these agreements will be effective in controlling access to, or ownership of, our proprietary information and technology or providing adequate remedies for unauthorized use or disclosure of such information or technology. Further, these agreements do not prevent competitors from independently developing technologies that are substantially equivalent or superior to our solutions. Additionally, from time to time we may be subject to opposition or similar proceedings with respect to applications for registrations of our intellectual property, including but not limited to trademark applications. While we aim to acquire adequate protection of our brand through trademark registrations in key markets, occasionally third parties may have already registered or otherwise acquired rights to identical or similar marks for solutions that also address the software market. Any of the pending or future trademark applications and any future patent applications, whether or not challenged, may not be issued with the scope of the claims we seek, if at all. There can be no guarantee that additional trademarks will issue from pending or future applications, that patents will issue from future applications, if any, or that any issued patents or trademarks will not be challenged, invalidated, circumvented or declared invalid or unenforceable, or that the rights granted under the patents will provide us with meaningful protection or any commercial advantage. We rely on our brand and trademarks to identify our solutions to our customers and to differentiate our solutions from those of our competitors. If we are unable to adequately protect our trademarks, third parties may use brand names or trademarks similar to ours in a manner that may cause confusion or dilute our brand names or trademarks, which could decrease the value of our brand.
From time to time, we may discover that third parties are infringing, misappropriating or otherwise violating our intellectual property rights. However, policing unauthorized use of our intellectual property and misappropriation of our technology is difficult and we may therefore not always be aware of such unauthorized use or misappropriation. In addition, litigation brought to protect and enforce our intellectual property rights can be costly, time-consuming and distracting to management and could result in the impairment or loss of portions of our intellectual property. As a result, we may be aware of infringement by competitors but may choose not to bring litigation to enforce our intellectual property rights due to the cost, time and distraction of bringing such litigation. Furthermore, even if we decide to bring litigation, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits challenging or opposing our right to use and otherwise exploit particular intellectual property, services and technology or the enforceability of our intellectual property rights. As a result, despite efforts by us to protect our intellectual property rights, unauthorized third parties may attempt to use, copy or otherwise obtain and market or distribute our intellectual property or technology or otherwise develop solutions with the same or similar functionality as our solutions. If competitors infringe, misappropriate or otherwise violate our intellectual property rights and we are not adequately protected or elect not to litigate, or if competitors are able to develop solutions with the same or similar functionality without infringing our intellectual property, our competitive position, business, financial condition and results of operations could be harmed.
Claims by third parties of intellectual property infringement, regardless of merit, could result in litigation and materially adversely affect our business, financial condition and results of operations.
The software industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patents and other intellectual property rights. Third parties have asserted, and may in the future assert, that our platform, solutions, technology, methods or practices infringe, misappropriate or otherwise violate their intellectual property or other proprietary rights. Such claims may be made by competitors seeking to obtain a competitive advantage or by other parties. Our competitors and others may now and in the future have significantly larger and more mature patent portfolios than we have.
Additionally, in recent years, non-practicing entities have begun purchasing intellectual property assets for the purpose of making claims of infringement and attempting to extract settlements from companies like us, and such entities may not be deterred by a patent portfolio of any size because their sole or primary business is the assertion of patent claims. The risk of claims may increase as the number of solutions we offer and the number of competitors increases and overlaps occur. In addition, to the extent we gain greater visibility and market exposure, we face a higher risk of being the subject of intellectual property infringement claims. If it appears necessary or desirable, we may seek to license intellectual property that our solutions are alleged to infringe. If required licenses cannot be obtained, litigation could result.
Regardless of merit, litigation is inherently uncertain and defending intellectual property claims is costly, can impose a significant burden on management and employees, disrupt the conduct of our business and have an adverse effect on our brand, business, financial condition and results of operations. The terms of any settlement or any adverse judgment may require us to pay substantial damages, develop non-infringing technology, enter into royalty-bearing licensing agreements, stop selling or marketing some or all of our solutions, indemnify our customers or partners, refund fees or re-brand our solutions, any of which could be costly and could materially and adversely affect our business, financial condition and results of operations.
Our platform contains open-source software, which could negatively affect our ability to sell our solutions, pose particular risks to our proprietary software and subject us to possible litigation.
We use open-source software that is subject to one or more open-source licenses in connection with our software development and we may incorporate additional open-source software into our software, or otherwise link our software to open-source software. Open-source software is typically freely accessible, usable and modifiable, subject to compliance with the applicable licenses. Certain open-source software licenses require an entity who distributes or otherwise makes available the open-source software in connection with the entity’s software to disclose publicly part or all of the source code to the entity’s software or to make any derivative works of the open-source code or even the entity’s software available to others on potentially unfavorable terms or at no cost.
However, the terms of many open-source licenses have not been interpreted by United States or foreign courts and there is little or no legal precedent governing the interpretation of many of the terms of certain of these licenses. As a result, the potential impact of these terms on our business is uncertain and may result in unanticipated obligations or restrictions relating to the use of our platform. In that event, we could be required to seek licenses from third parties in order to continue offering our solutions, to re-develop our solutions, to discontinue sales of our solutions or to release our proprietary source code under the terms of an open-source license, any of which could harm our business, financial condition and results of operations. From time to time, companies that use open-source software have faced claims challenging the use of open-source software and/or compliance with open-source license terms, and we may be subject to such claims in the future.
While we monitor our use of open-source software and try to ensure that none is used in a manner that would require disclosure of proprietary source code that would preclude us from charging fees for the use of our software or that would otherwise breach the terms of an open-source agreement, we cannot guarantee that our monitoring efforts will be fully successful. While it is our view that the majority of our solutions are not considered distributed software since no installation of the applicable software is necessary, this position could be challenged. In addition, parts of our platform, such as our mobile applications, for example, may be considered to be distributed. Finally, certain open-source licenses require disclosure of proprietary code under certain circumstances, even in the absence of distribution. In those instances, if a specific open-source license requires it, we might be obligated to disclose part of our proprietary code or otherwise be subject to undesirable open-source license terms. Any termination of an open-source license, requirement to disclose proprietary source code or distribute proprietary software on open-source license terms or pay damages for breach of contract could be harmful to our business, financial condition and results of operations, and could help our competitors develop solutions that are similar to or better than ours.
In addition to risks related to license requirements, usage of open-source software can lead to greater risks than the use of third-party commercial software, as open-source licensors generally do not provide warranties, controls on the origin or development of the software or remedies against the licensors. Further, given the nature of open-source software, it may be more likely that third parties might assert copyright and other intellectual property infringement claims against us based on our use of open-source software. Finally, use of open-source software may introduce vulnerabilities into our solutions. Many of the risks associated with usage of open-source software cannot be eliminated and could adversely affect our business, financial condition and results of operations.
We are exposed to risks, including security and regulatory risks, associated with credit card and debit card payment processing.
We accept payments through credit and debit cards and are therefore subject to a number of risks related to credit and debit card payments, including:
•payment of fees, which may increase over time and may require us to either increase the prices we charge for our solutions or experience an increase in operating expenses;
•if our billing systems fail to work properly and, as a result, we do not automatically charge customers’ credit cards on a timely basis or at all, we could lose revenue;
•if we are unable to maintain our chargeback rate at acceptable levels, our credit card fees for chargeback transactions, or for other credit and debit card transactions, may increase or issuers may terminate their relationship with us;
•if we are unable to maintain payment card industry data security standards (“PCI-DSS”) compliance, we may breach our contractual obligations, be subject to fines, penalties, damages, higher transaction fees and civil liability, be prevented from processing or accepting payment cards or lose payment processing partners;
•we rely on third-party payment service providers to securely store customer payment card information and maintain PCI-DSS compliance; and
•we rely on third-party payment service providers to process payments from our customers and their users and the providers may face downtime and thus affect our cash flow and our customers’ cash flow.
There can also be no assurance that the billing system data security standards of our third-party payment service provider will adequately comply with the billing standards of any future jurisdiction in which we seek to market our solutions.
In addition, certain of our subsidiaries perform services that relate to the processing of payments or similar activities. The U.S. Department of Treasury’s Financial Crimes Enforcement Network and various state banking departments regulate entities engaged in money transmission and require registration, at the federal level, and licensure, at the state level, of entities engaged in regulated activity. We have relied on various exemptions from such registration and licensing requirements to date and believe, based on our business model, that such exemptions are valid. Any determination that we are not exempt may require expenditures of time and money to remediate and could adversely affect our business, financial condition and results of operations.
If the security of personal information, payment card information or other confidential information of customers and their users stored in our systems is breached or otherwise subjected to unauthorized access, our reputation may be harmed and we may be exposed to liability.
Our business involves the storage and transmission of personal information, payment card information and other confidential information. In addition, the amount of potentially sensitive or confidential data we store for customers on our servers has been increasing. If third parties succeed in penetrating our security measures or those of our service providers, or in otherwise accessing or obtaining without authorization the sensitive or confidential information we or our service providers maintain, we could be subject to liability, loss of business, litigation, government investigations or other losses. Hackers or individuals who attempt to breach the security measures put in place by us or our service providers could, if successful, cause the unauthorized disclosure, misuse or loss of personal information, payment card information or other confidential information, suspend web-hosting operations or cause malfunctions or interruptions in our platform.
If we or our customers experience any breaches of security measures or sabotage or otherwise suffer unauthorized use or disclosure of, or access to, personal information, payment card information or other confidential information, we might be required to expend significant capital and resources to address these problems. We may not be able to remedy any problems caused by hackers or other similar actors in a timely manner, or at all. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until after they are launched against a target, we and our service providers may be unable to anticipate these techniques or to implement adequate preventative measures. Advances in computer capabilities, discoveries of new weaknesses and other developments with software generally used by the internet community also increase the risk we, or customers using our servers, will suffer a security breach. We, our service providers or our customers may also suffer security breaches or unauthorized access to personal information, payment card information and other confidential information due to employee error, rogue employee activity, unauthorized access by third parties acting with malicious intent or who commit an inadvertent mistake or social engineering. If a breach of security or other data security incident occurs or is perceived to have occurred, the perception of the effectiveness of our security measures and reputation could be harmed and we could lose current and potential customers, even if the security breach were to also affect one or more of our competitors. Further, concerns about practices with regard to the collection, use, disclosure or security of personal information, payment card information or other confidential information, even if unfounded, could damage our reputation and adversely affect our business, financial condition and results of operations.
Any actual or alleged security breaches or other unauthorized access to personal information, payment card information and other confidential information or alleged violation of federal, state or foreign laws or regulations relating to privacy and data security could result in:
•mandated customer notifications, litigation, government investigations, significant fines and expenditures;
•claims against us for misuse of personal information, payment card information and other confidential information;
•diversion of management’s attention;
•damage to our brand and reputation;
•our operations being suspended for some length of time; and
•an adverse effect on our business, financial condition and results of operations.
In addition, we could be required to devote significant resources to investigate and address a security breach. Defending against claims or litigation based on any security breach or incident, regardless of its merit, will be costly and may cause reputation harm. Further, under certain regulatory schemes, such as the California Consumer Privacy Act (the “CCPA”), we may be liable for statutory damages on a per breached record basis, irrespective of any actual damages or harm to the individual. The successful assertion of one or more large claims against us that exceed available insurance coverage, denial of coverage as to any specific claim or any change or cessation in our insurance policies and coverages, including premium increases or the imposition of large deductible requirements, could adversely affect our business, financial condition and results of operations. We expect to continue to expend significant resources to protect against security breaches and other data security incidents. The risk that these types of events could seriously harm our business is likely to increase as we expand our solutions and operate in more geographic regions.
We are subject to privacy and data protection laws and regulations as well as contractual privacy and data protection obligations. Our failure to comply with these or any future laws, regulations or obligations could subject us to sanctions and damages and could harm our reputation, business, financial condition and results of operations.
We are subject to a variety of laws and regulations, including regulation by various federal government agencies, including the Federal Trade Commission (“FTC”), the Federal Communications Commission and state and local agencies, as well as data privacy and security laws in jurisdictions outside of the United States. We collect personal information and other potentially protected information from our employees, our current and prospective customers and their users. The U.S. federal and various state and foreign governments have adopted or proposed limitations on, or requirements regarding, the collection, distribution, use, security and storage of personal information, payment card information or other confidential information of individuals and the FTC and many state attorneys general are applying federal and state consumer protection laws to impose standards on the online collection, use and dissemination of data. Self-regulatory obligations, other industry standards, policies and other legal obligations may apply to our collection, distribution, use, security or storage of personal information, payment card information or other confidential information relating to individuals. These obligations may be interpreted and applied inconsistently from one jurisdiction to another and may conflict with one another, other regulatory requirements or our internal practices. Any failure or perceived failure by us to comply with United States, European Union or other foreign privacy or security laws, policies, industry standards or legal obligations or any security incident resulting in the unauthorized access to, or acquisition, release or transfer of, personal information, payment card information or other confidential information relating to our customers, employees or others may result in governmental enforcement actions, litigation, fines and penalties or adverse publicity and could cause our customers to lose trust in us, which could have an adverse effect on our reputation, business, financial condition and results of operations.
We expect there will continue to be newly enacted and proposed laws and regulations as well as emerging industry standards concerning privacy, data protection and information security in the United States, the European Union and other jurisdictions, and we cannot yet determine the impact such future laws, regulations and standards may have on our business. Such laws, regulations, standards and other obligations could impair our ability to, or the manner in which we collect or use information to target advertising to our customers, thereby having a negative impact on our ability to maintain and grow our customer base and increase revenue. For example, the CCPA requires, among other things, that covered companies such as ours provide new disclosures to California consumers and affords such consumers new rights, including the right to access and delete their information and to opt-out of certain sharing and sales of personal information or opt into certain financial incentive programs. The law also prohibits covered businesses from discriminating against consumers (e.g., charging more for services) for exercising any of their CCPA rights. The CCPA took effect on January 1, 2020 and enforcement of the CCPA by the California Attorney General began on July 1, 2020. The CCPA imposes a severe statutory damages framework as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action is expected to increase the likelihood of, and risks associated with, data breach litigation. It remains unclear how various provisions of the CCPA will be interpreted and enforced. The CCPA has been amended on multiple occasions and is the subject of regulations of the California Attorney General finalized on August 14, 2020. Additionally, the California Secretary of State recently certified a new privacy law, the California Privacy Rights Act (the “CPRA”), which California voters approved on November 4, 2020. This initiative significantly modifies the CCPA, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. The CCPA and CPRA may lead other states to pass comparable legislation, with potentially greater penalties and more rigorous compliance requirements relevant to our business. The effects of the CCPA, and other similar state or federal laws, are potentially significant and may require us to modify our data processing practices and policies and to incur substantial costs and potential liability in an effort to comply with such legislation. Future restrictions on the collection, use, sharing or disclosure of our customers’ data or additional requirements for express or implied consent of customers for the collection, use, disclosure, sharing or other processing of such information could increase our operating expenses, require us to modify our solutions, possibly in a material manner, or stop offering certain solutions, and could limit our ability to develop and implement new solutions.
In addition, several foreign countries and governmental bodies, including the European Union and Canada, have laws and regulations concerning the collection and use of their residents’ personal information and payment card information, which are often more restrictive than those in the United States. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of personal information and payment card information identifying, or which may be used to identify, an individual, such as names, email addresses and, in some jurisdictions, Internet Protocol (IP) addresses, device identifiers and other data. Although we are working to comply with those laws and regulations applicable to us, these and other obligations may be modified and interpreted in different ways by courts, and new laws and regulations may be enacted in the future. We are subject to the E.U. General Data Protection Regulation 2016/679 (the “GDPR”), and following the United Kingdom’s exit from the European Union, from January 1, 2021, we are also subject to the United Kingdom GDPR (the “U.K. GDPR”), which, together with the amended U.K. Data Protection Act of 2018 (the “U.K. Data Protection Act”), retains the GDPR in U.K. national law. The U.K. GDPR mirrors the fines under the GDPR. It remains unclear how the U.K. GDPR, the U.K. Data Protection Act and other U.K. data protection laws or regulations will develop in the medium to longer term and how data transfers to and from the United Kingdom will be regulated after the expiration of the grace period to seek an adequacy ruling later this year. In addition, some countries are considering or have enacted legislation requiring local storage and processing of data that could increase the cost and complexity of delivering our solutions. Any new laws, regulations, other legal obligations or industry standards or any changed interpretation of existing laws, regulations or other standards may require us to incur additional costs and restrict our business operations.
The regulatory environment applicable to the handling of European Economic Area (“EEA”) and United Kingdom individuals’ personal data, and our actions taken in response, may cause us to face a risk of enforcement actions by data protection authorities in the EEA and the United Kingdom, assume additional liabilities or incur additional costs and could result in our business, financial condition and results of operations being harmed. In particular, with regard to transfers to the United States of personal data (as such term is used in the GDPR) of our European employees and our European and United Kingdom customers and their users, we historically relied upon the U.S.-E.U. Privacy Shield, as well as E.U. Model Clauses in certain circumstances. The U.S.-E.U. Privacy Shield was invalidated by the Court of Justice of the European Union in July 2020, and the E.U. Model Clauses have been subject to legal challenge and may be modified or invalidated. The European Commission has adopted the new modular E.U. Model Clauses, providing for an 18 month implementation period and the non-legally binding guidance on Supplementary Measures that has been issued by the European Data Protection Board casts doubt on the ability to transfer unencrypted data to the United States. We are monitoring these developments, but depending on the outcome, we may be unsuccessful in maintaining a legitimate means for our transfer and receipt of personal data from the EEA and United Kingdom in the United States and any other countries that are not considered adequate by the European Union or the United Kingdom. We may, in addition to other impacts, experience additional costs associated with increased compliance burdens and be required to engage in new contract negotiations with third parties that aid in processing data on our behalf or localize certain data. We may experience reluctance or refusal by current or prospective European customers to use our solutions, and we may find it necessary or desirable to make further changes to our handling of personal data of EEA and United Kingdom residents.
We are also subject to evolving privacy laws on tracking technologies, including cookies and e-marketing. For example, in the European Union and the United Kingdom, regulators are increasingly focusing on compliance with requirements in the online behavioral advertising ecosystem, and current national laws that implement the ePrivacy Directive are highly likely to be replaced by an E.U. regulation known as the ePrivacy Regulation which will significantly increase fines for non-compliance. Recent guidance and case law in the European Union and the United Kingdom require opt-in consent for the placement of a cookie or similar tracking technologies on a customer’s device and for direct electronic marketing. Evolving privacy laws on cookies and e-marketing could lead to substantial costs, require significant systems changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, increase costs and subject us to additional liabilities. Regulation of cookies and similar technologies, and any decline of cookies or similar online tracking technologies as a means to identify and potentially target users, may lead to broader restrictions and impairments on our marketing and personalization activities and may negatively impact our efforts to understand our customers.
Consumers can, with increasing ease, implement technologies that limit our ability to collect and use data to deliver or advertise our services, or otherwise limit the effectiveness of our platform. Cookies may be deleted or blocked by consumers. The most commonly used Internet browsers allow consumers to modify their browser settings to block first-party cookies (placed directly by the publisher or website owner that the consumer intends to interact with) or third-party cookies (placed by parties that do not have a direct relationship with the consumer), and some browsers block third-party cookies by default. Some prominent technology companies, including Google, the owner of the Chrome browser, have announced intentions to discontinue support of third-party cookies, and to develop alternative methods and mechanisms for tracking consumers. Many applications and other devices allow consumers to avoid receiving advertisements by paying for subscriptions or other downloads. Mobile devices using Android and iOS operating systems limit the ability of cookies, or similar technology, to track consumers while they are using applications other than their web browser on the device. For example, the release of iOS 14 on Apple devices brought with it a number of new changes, including the need for app users to opt-in before their identifier for advertisers (“IDFA”), can be accessed by an app. Apple’s IDFA is a string of numbers and letters assigned to Apple devices which marketers use to identify app users to deliver personalized and targeted marketing. As a consequence, fewer of our cookies, publishers’ cookies or IDFAs, as applicable, may be set in browsers or be accessible from mobile devices, which may adversely affect our business.
If our privacy or data security measures fail to comply with current or future laws, regulations, policies, legal obligations or industry standards, or are perceived to have failed to so comply, we may be subject to litigation, regulatory investigations and related actions, significant fines (which, for certain breaches of the GDPR or U.K. GDPR, may be up to the greater of €20 million or 4% of total global annual turnover), civil claims including representative actions and other class action type litigation (potentially amounting to significant compensation or damages liabilities) or other liabilities, negative publicity and a potential loss of business. Moreover, if future laws, regulations, other legal obligations or industry standards, or any changed interpretations of the foregoing, limit our customers’ ability to use and share personal information, including payment card information, or our ability to store, process and share such personal information or other data, demand for our solutions could decrease, our costs could increase and our business, financial condition and results of operations could be harmed.
Activities of our customers or the content of their websites could damage our brand, subject us to liability and harm our business, financial condition and results of operations.
Our terms of service and acceptable use policy prohibit our customers from using our platform to engage in illegal or otherwise prohibited activities and our terms of service and acceptable use policy permit us to terminate a customer’s account if we become aware of such use. Customers may nonetheless use our platform to engage in prohibited or illegal activities, such as uploading content in violation of applicable laws, which could subject us to liability. Furthermore, our brand may be negatively impacted by the actions of customers that are deemed to be hostile, offensive, inappropriate or illegal. We do not proactively monitor or review the appropriateness of our customers’ websites and we do not have control over customer activities or the activities in which their users engage. The safeguards we have in place may not be sufficient for us to avoid liability or avoid harm to our brand, especially if such hostile, offensive, inappropriate or illegal use is high profile, which could adversely affect our business, financial condition and results of operations. Customers using the platform may also operate businesses in regulated industries, which are subject to additional scrutiny, increasing the potential liability we could incur.
We are subject to export controls and economic sanctions laws that could impair our ability to compete in international markets and subject us to liability if we are not in full compliance with applicable laws.
Our business activities are subject to various restrictions under U.S. export controls and trade and economic sanctions laws, including the U.S. Commerce Department’s Export Administration Regulations and economic and trade sanctions regulations maintained by the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”). If we fail to comply with these laws and regulations, we could be subject to civil or criminal penalties and reputational harm. U.S. export control laws and economic sanctions laws also prohibit certain transactions with U.S. embargoed or sanctioned countries, governments, persons and entities.
Even though we take precautions to prevent transactions with U.S. sanctions targets, there is risk that in the future we could provide our solutions to such targets despite such precautions. This could result in negative consequences to us, including government investigations, penalties and reputational harm. Changes in the list of embargoed countries and regions or prohibited persons may require us to modify these procedures in order to comply with governmental regulations.
Changes in our solutions, changes in export and import regulations or changes in the global environment may create delays in the introduction and sale of our solutions in international markets or, in some cases, prevent the sale of our solutions to certain countries, governments or persons altogether. Any change in export or import regulations, shift in the enforcement or scope of existing regulations or change in the countries, governments, persons or technologies targeted by such regulations, could result in decreased use of our platform or decreased ability to sell our solutions to existing or potential customers. Any decreased use of our solutions or limitation on our ability to sell our solutions internationally could adversely affect our growth prospects.
If we are found to be in violation of the export controls laws and regulations or economic sanctions laws and regulations, penalties may be imposed against us and our employees, including loss of export privileges and monetary penalties, which could have an adverse effect on our business, financial condition and results of operations.
Due to the global nature of our business, we could be adversely affected by violations of anti-bribery and anti-corruption laws.
The global nature of our business creates various domestic and local regulatory challenges. The U.S. Foreign Corrupt Practices Act of 1977, as amended (“FCPA”), the U.K. Bribery Act 2010 (“U.K. Bribery Act”), the U.S. Travel Act of 1961 and similar anti-bribery and anti-corruption laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to foreign government officials and other persons for the corrupt purpose of obtaining or retaining business, directing business to any person or securing any advantage. In addition, companies are required to maintain records accurately and fairly representing their transactions and having an adequate system of internal accounting controls. We face significant risks if we fail to comply with the FCPA and other anti-corruption and anti-bribery laws prohibiting companies and their employees and third-party intermediaries from authorizing, offering or providing, directly or indirectly, improper payments or benefits to foreign government officials, political parties and private-sector recipients for an illegal purpose.
We sell our solutions to customers around the world, including some in areas of the world that experience corruption by government officials to some degree and, in certain circumstances, compliance with anti-bribery laws may conflict with local customs and practices. In addition, changes in laws could result in increased regulatory requirements and compliance costs which could adversely affect our business, financial condition and results of operations. While we are committed to complying, and training our employees to comply, with all applicable anti-bribery and anti-corruption laws, we cannot assure our employees or other agents will not engage in prohibited conduct and render us responsible under the FCPA, the U.K. Bribery Act or other anti-bribery and anti-corruption laws.
If we are found to be in violation of the FCPA, the U.K. Bribery Act or other anti-bribery and anti-corruption laws (either due to acts or inadvertence of our employees, or due to the acts or inadvertence of others), we could suffer criminal or civil penalties or other sanctions, which could have an adverse effect on our business, financial condition and results of operations. Any violation of the FCPA or other applicable anti-corruption or anti-bribery laws could result in whistleblower complaints, adverse media coverage, investigations, loss of export privileges, severe criminal or civil sanctions and, in the case of the FCPA, suspension or debarment from U.S. government contracts, which could have an adverse effect on our reputation, business, financial condition and results of operations. In addition, responding to any enforcement action may result in a significant diversion of management’s attention and resources and significant defense costs and other professional fees.
Our business could be affected by new and evolving governmental regulations regarding the internet.
To date, laws, regulations and enforcement actions by governments have not materially restricted use of the internet in most parts of the world. However, the legal and regulatory environment relating to the internet is uncertain, and governments may impose regulation in the future. New laws may be passed, courts may issue decisions affecting the internet, existing but previously inapplicable or unenforced laws may be deemed to apply to the internet or regulatory agencies may begin to more rigorously enforce such formerly unenforced laws, or existing legal safe harbors may be narrowed, both by U.S. federal or state governments and by governments of foreign jurisdictions. The adoption of any new laws or regulations, or the narrowing of any safe harbors, could hinder growth in the use of the internet and online services generally, and decrease acceptance of the internet and online services as a means of communications, e-commerce and advertising. In addition, such changes in laws could increase our costs of doing business or prevent us from delivering our solutions over the internet or in specific jurisdictions, which could harm our business, financial condition and results of operations. For example, we rely on a variety of statutory and common-law frameworks and defenses relevant to the content available on our platform, including the Digital Millennium Copyright Act (the “DMCA”), the Communications Decency Act (the “CDA”), the fair-use doctrine in the United States and the Electronic Commerce Directive in the European Union. The DMCA limits, but does not necessarily eliminate, our potential liability for caching, hosting, listing or linking to third-party content that may include materials that infringe copyrights or other rights. The CDA further limits our potential liability for content uploaded onto our platform by third parties. Defenses such as the fair-use doctrine (and related doctrines in other countries) may be available to limit our potential liability for featuring third-party intellectual property content for purposes such as reporting, commentary and parody. In the European Union, the Electronic Commerce Directive offers certain limitations on our potential liability for featuring third-party content. However, each of these statutes and doctrines is subject to uncertain or evolving judicial interpretation and regulatory and legislative amendments, and we cannot guarantee that such frameworks and defenses will be available for our protection. Regulators in the United States and in other countries may introduce new regulatory regimes that increase potential liability for content available on our platform, including liability for misleading or manipulative information, hate speech, privacy violations, copyrighted content and other types of online harm. For example, there have been various legislative efforts to restrict the scope of the protections available to online platforms under Section 230 of the CDA, and current protections from liability for third-party content in the United States could decrease or change. There are also a number of legislative proposals in the United States, at both the federal and state level, and in the European Union and the United Kingdom, that could impose new obligations in areas affecting our business, such as liability for copyright infringement and other online harm. Any new legislation may be difficult to comply with in a timely and comprehensive manner and may expose our business or customers to increased costs. If the rules, doctrines or currently available defenses change, if international jurisdictions refuse to apply protections similar to those that are currently available in the United States or the European Union or if a court were to disagree with our application of those rules to our solutions, our potential liability for information or content created by third parties and posted to our platform could require us to expend significant resources to try to comply with the new rules and implement additional measures to reduce our exposure to such liability or we could incur liability and our business, financial condition and results of operations could be harmed.
Governmental and regulatory policies or claims concerning the domain registration system and the internet in general, and industry reactions to those policies or claims, may cause instability in the industry and disrupt our business.
The Internet Corporation for Assigned Names and Numbers (“ICANN”) is a multi-stakeholder, private sector, not-for-profit corporation formed in 1998 for the express purposes of overseeing a number of internet related tasks, including managing the Domain Name System’s (“DNS”) allocation of IP addresses, accreditation of domain name registrars and registries and the definition and coordination of policy development for all of these functions. ICANN has been subject to strict scrutiny by the public and governments around the world, as well as multi-governmental organizations such as the United Nations, with many of those bodies becoming increasingly interested in internet governance. Any instability in the domain name registration system may make it difficult for us to maintain our relationships with accredited domain name registrars and continue to offer our existing solutions and introduce new ones.
Natural catastrophic events and man-made problems such as power disruptions, computer viruses, global pandemics, data security breaches and terrorism may disrupt our business.
We rely heavily on our network infrastructure and IT systems for our business operations. An online attack (including illegal hacking, ransomware, phishing or criminal fraud or impersonation), earthquake, fire, flood, terrorist attack, power loss, global pandemic (such as the COVID-19 pandemic) or other future adverse public health developments, telecommunications failure or other similar catastrophic events could cause interruptions in the availability of our platform, delays in accessing our solutions, reputational harm and loss of critical data. Such events could prevent us from providing our solutions to our customers and their users. A catastrophic event that results in the destruction or disruption of our data centers, network infrastructure or IT systems, including any errors, defects or failures in third-party services, could result in costly litigation or other claims and adversely affect our business, financial condition and results of operations.
Our level of indebtedness could have a material adverse effect on our ability to generate sufficient cash to fulfil our obligations under such indebtedness, to react to changes in our business and to incur additional indebtedness to fund future needs.
As of June 30, 2021, we have outstanding $537 million aggregate principal amount of borrowings under the Term Loan and $7 million aggregate principal amount of borrowings under the Revolving Credit Facility (as defined above). If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures or to sell assets, seek additional capital or restructure or refinance our indebtedness. Our ability to restructure or refinance our current or future debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives. We cannot assure you that our business will be able to generate sufficient levels of cash or that future borrowings or other financings will be available to us in an amount sufficient to enable us to service our indebtedness and fund our other liquidity needs. In addition, our indebtedness under the Credit Agreement (as defined above) bears interest at variable rates. Because we have variable rate debt, fluctuations in interest rates may affect our business, financial condition and results of operations.
Our Credit Agreement contains financial covenants and other restrictions on our actions that may limit our operational flexibility or otherwise adversely affect our business, financial condition and results of operations.
The terms of our Credit Agreement include a number of covenants that limit our ability to (subject to negotiated exceptions), among other things, incur additional indebtedness or issue preferred stock, incur liens on assets, enter into agreements related to mergers and acquisitions, dispose of assets or pay dividends and make distributions. The terms of our Credit Agreement may restrict our current and future operations and could adversely affect our ability to finance our future operations or capital needs. In addition, complying with these covenants may make it more difficult for us to successfully execute our business strategy and compete against companies which are not subject to such restrictions.
A failure by us to comply with the covenants specified in the Credit Agreement could result in an event of default under the agreement, which would give the lenders the right to terminate their commitments to provide additional loans under our Revolving Credit Facility and to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. If the debt under the Credit Agreement were to be accelerated, we may not have sufficient cash or be able to borrow sufficient funds to refinance the debt or sell sufficient assets to repay the debt, which could adversely affect our business, financial condition and results of operations.
Because we generally recognize revenue from monthly and annual subscriptions over the term of an agreement, downturns or upturns in sales are not immediately reflected in our full results of operations.
We offer annual and monthly subscriptions and generally recognize revenue over the term of our customers’ contracts in accordance with GAAP. Accordingly, increases in annual subscriptions during a particular period do not translate into immediate, proportional increases in revenue during such period, and a substantial portion of the revenue we recognize during a quarter is derived from deferred revenue from annual subscriptions purchased during previous quarters. Conversely, a decline in new or renewed annual subscriptions in any one quarter may not significantly reduce revenue for that quarter but could negatively affect revenue in future quarters. Accordingly, the effect of significant downturns in new or renewed sales of our solutions may not be fully reflected in our results of operations until future periods.
Our business is susceptible to risks associated with international sales and the use of our platform in various countries as well as our ability to localize our platform in such countries.
As of June 30, 2021, we had customers in over 200 countries and territories and expect to continue to expand our international operations in the future. However, international sales and the use of our platform in various countries subject us to risks that we do not generally face with respect to domestic sales. These risks include, but are not limited to:
•greater difficulty in enforcing contracts, including our terms of service and other agreements;
•lack of familiarity and burdens and complexity involved with complying with multiple, conflicting and changing foreign laws, standards, regulatory requirements, tariffs, export controls and other barriers;
•data privacy laws, which may require that customer and user data be stored and processed in a designated territory;
•differing technology standards and different strategic priorities for customers in various jurisdictions;
•weaker protection for intellectual property in certain jurisdictions;
•potentially adverse tax consequences, including the complexities of foreign value-added tax (or other tax) systems and restrictions on the repatriation of earnings;
•uncertain political and economic climates and increased exposure to global political, economic and social risks that may impact our operations or our customers’ operations and/or decrease consumer spending, including the impact of global health emergencies;
•difficulties in ensuring compliance with government regulations of e-commerce and other services, which could lead to lower adoption rates;
•potentially restrictive actions by foreign governments or regulators, including actions that prevent or limit access to our platform, solutions, apps or website;
•uncertainties and instability in European and global markets and increased regulatory costs and challenges and other adverse effects caused by the United Kingdom’s withdrawal from the European Union;
•lower levels of credit card usage and increased payment risks;
•currency exchange rates;
•reduced or uncertain protection for intellectual property rights and free speech in some countries;
•new and different sources of competition; and
•restricted access to and/or lower levels of use of the internet.
These factors may cause international costs of doing business to exceed comparable domestic costs and may also require significant management attention and financial resources. Any negative impact from our international business efforts could adversely affect our business, financial condition and results of operations.
Unanticipated changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our business, financial condition and results of operations.
With sales in various countries, we are subject to taxation in several jurisdictions around the world with increasingly complex tax laws, the application of which can be uncertain. The amount of taxes paid in these jurisdictions could increase substantially as a result of changes in the applicable tax principles, including increased tax rates, new tax laws or revised interpretations of existing tax laws and precedents, which could have an adverse impact on our liquidity and results of operations.

Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:
•changes in the valuation of deferred tax assets and liabilities;
•expected timing and amount of the release of any tax valuation allowances;
•tax effects of stock-based compensation;
•expiration of, or unfavorable changes to, research and development tax credit laws;
•costs related to intercompany restructurings;
•changes in tax laws, regulations or interpretations thereof; or
•future earnings being lower than anticipated in countries that have lower statutory tax rates and higher than anticipated earnings in countries that have higher statutory tax rates.
Our corporate structure and associated transfer pricing policies consider the functions, risks and assets of the various entities involved in the intercompany transactions. If two or more affiliated companies are located in different countries, the tax laws or regulations of each country generally will require that transfer prices be the same as those between unrelated companies dealing at arm’s length. If tax authorities in any of these countries were to successfully challenge our transfer prices as not reflecting arm’s length transactions, they could require us to adjust our transfer prices and thereby reallocate income to reflect these revised transfer prices, which could result in a higher tax liability. Our financial statements could fail to reflect adequate reserves to cover such a contingency.
In addition, the authorities in several jurisdictions could review our tax returns and impose additional tax, interest and penalties, which could have an impact on us and our business, financial condition and results of operations.
We may be subject to additional obligations to collect and remit sales tax and other taxes. We may be subject to tax liability for past sales, which could harm our business, financial condition and results of operations.
State, local and foreign jurisdictions have differing rules and regulations governing sales, use, value added and other taxes, and these rules and regulations are subject to varying interpretations that may change over time. In particular, the applicability of such taxes to our platform in various jurisdictions is unclear. These jurisdictions’ rules regarding tax nexus are complex and vary significantly. Significant judgment is required on an ongoing basis to evaluate applicable tax obligations, and as a result, amounts recorded are estimates and are subject to adjustments. In many cases, the ultimate tax determination is uncertain because it is not clear how new and existing statutes might apply to our business.
One or more states, localities, the federal government or other countries may seek to impose additional reporting, record-keeping or indirect tax collection and remittance obligations on businesses like ours. An increasing number of jurisdictions have enacted laws or are considering enacting laws requiring e-commerce platforms to report user activity or collect and remit taxes on certain sales through a marketplace. Imposition of an information reporting, record-keeping or tax collection requirement could require us to incur substantial costs in order to comply, including costs associated with tax calculation, collection and remittance, which could adversely affect our business and results of operations. In some cases we also may not have sufficient notice to enable us to build systems and adopt processes to properly comply with new reporting, record-keeping or collection obligations by the effective date.
As a result, we could face tax assessments and audits. Our liability for these taxes and associated penalties could exceed our historical tax accruals. Jurisdictions in which we have not historically collected or accrued sales, use, value added or other taxes could assert our liability for such taxes. A successful assertion that we should be collecting additional taxes in jurisdictions where we have not historically done so could result in substantial tax liabilities for past sales. Further, even where we are collecting and remitting taxes to the appropriate authorities, we may fail to accurately calculate, collect, report and remit such taxes. Any of these events could result in substantial tax liabilities and related penalties for past sales. It could also discourage customers from using our platform or otherwise harm our business, financial condition and results of operations.
Exchange rate fluctuations may negatively affect our business, financial condition and results of operations.
Our business, financial condition and results of operations are affected by fluctuations due to changes in foreign currency exchange rates. While we generate the majority of our revenue in U.S. dollars, a portion of our revenue is denominated in Euros. For the year ended December 31, 2020, 69.2% of our revenue was denominated in U.S. dollars and 30.8% of our revenue was denominated in Euros and for the six months ended June 30, 2021, 71.5% of our revenue was denominated in U.S. dollars and 28.5% of our revenue was denominated in Euros. As we expand globally, we will be further exposed to fluctuations in currency exchange rates to the extent that the revenue that we generate in currencies other than the U.S. dollar increases. Furthermore, currency exchange rates have been especially volatile in the recent past, and these currency fluctuations may make it difficult for us to predict our results of operations.

As a public company, we will be obligated to maintain an effective system of disclosure controls and internal controls over financial reporting that is compliant with Section 404 of the Sarbanes-Oxley Act. Our current internal control systems and procedures may not prove to be adequate to support our rapid growth. Any failure of our internal systems, controls and procedures could have an adverse effect on our business, financial condition and results of operations.
Pursuant to Section 404 of the Sarbanes-Oxley Act (“Section 404”) and the related rules adopted by the SEC and the Public Company Accounting Oversight Board, our management will be required to report on the effectiveness of our disclosure controls and internal control over financial reporting starting with our second Annual Report on Form 10-K. Because we are not currently required to comply with Section 404, we are not currently required to make a formal assessment of the effectiveness of our internal controls, or to deliver a report that assesses the effectiveness of our internal control over financial reporting. We have not yet determined whether our existing internal controls over financial reporting are compliant with Section 404. This process will require the investment of substantial time and resources, including by our Chief Financial Officer and other members of our senior management. In addition, we cannot predict the outcome of this determination and whether we will need to implement remedial actions. Management’s assessment of our internal control systems and procedures may identify weaknesses and conditions that need to be addressed or other matters that may raise concerns for investors, including confidence in the accuracy and completeness of our financial reports. The determination and any remedial actions required could result in us incurring additional costs that we did not anticipate. In addition, we could become subject to investigations by the SEC or other regulatory authorities. Additionally, any actual or perceived weakness or condition that needs to be addressed in our internal control systems may have an adverse impact on our business, financial condition and results of operations.
Irrespective of compliance with Section 404, as we mature, we will need to further develop our internal control systems and procedures to keep pace with our rapid growth and we are currently working to improve our controls. Our current controls and any new controls that we develop may become inadequate because, among other reasons, they may not keep pace with our growth or the conditions in our business may change.
We have made, and will continue to make, changes to our financial management control systems and other areas to manage our obligations as a public company, including corporate governance, corporate controls, disclosure controls and procedures and financial reporting and accounting systems. During the year ended December 31, 2020, Tock identified material weaknesses in its internal control over financial reporting. We are in the process of remediation of the material weakness which includes developing and maintaining appropriate financial reporting controls for Tock. While we have performed certain remediation activities to strengthen our controls to address the identified material weakness, control weaknesses are not considered remediated until new internal controls have been operational for a period of time, are tested, and management concludes that these controls are operating effectively. We expect to complete the remediation process by the end of the fiscal year dated December 31, 2021. However, these and other measures that we may take to remediate the material weakness in Tock’s internal control over financial reporting may take longer than anticipated.
If we fail to maintain effective systems, controls and procedures, including disclosure controls and internal controls over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations and prevent fraud could be adversely impacted. Moreover, we may have to disclose in periodic reports we file with the SEC material weaknesses in our system of internal controls. The existence of a material weakness would preclude management from concluding that our internal controls over financial reporting are effective, and would preclude our independent auditors from issuing an unqualified opinion that our internal controls over financial reporting are effective. We may also experience higher than anticipated operating expenses during and after the implementation of these changes.

If we are unable to implement any of the changes to our internal control over financial reporting effectively or efficiently or are required to do so earlier than anticipated, it could adversely affect our business, financial condition and results of operations. Additionally, we do not expect that our internal control systems, even if timely and well established, will prevent all errors and all fraud. Internal control systems, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our Class A common stock less attractive to investors.
We are an “emerging growth company” as defined in the JOBS Act. Under the JOBS Act, emerging growth companies also can delay adopting new or revised accounting standards until such time as those standards would otherwise apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to the financial statements of companies that comply with public company effective dates.
For as long as we continue to be an emerging growth company, we may also take advantage of other exemptions from certain reporting requirements that are applicable to other public companies, including not being required to comply with the auditor attestation requirements of Section 404, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding a non-binding advisory vote on executive compensation and any golden parachute arrangements, such as “say-on-pay,” “say-on-frequency” and “say-on-

golden-parachutes,” and reduced financial reporting requirements. Although we cannot predict with any certainty, investors may find our Class A common stock less attractive because we will rely on these exemptions, which could result in a less active trading market for our Class A common stock, increased price fluctuation and a decrease in the trading price of our Class A common stock. Moreover, the information that we provide to our stockholder may be different than the information you might receive from other public reporting companies in which you hold equity interests.
We will remain an emerging growth company until the earliest of: (i) the last day of the first fiscal year in which our annual gross revenue is $1.07 billion or more; (ii) the last day of the fiscal year during which the fifth anniversary of this listing occurs; (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.
Our management team has limited experience managing a public company.
Most members of our management team have limited experience managing a publicly traded company, interacting with public company investors and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage our transition to being a public company that is subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents will require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could harm our business, financial condition and results of operations.
The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the NYSE on which our Class A common stock is traded and other applicable securities rules and regulations. The SEC and other regulators have continued to adopt new rules and regulations and make additional changes to existing regulations that require our compliance. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact, in ways we cannot currently anticipate, the manner in which we operate our business. We expect that compliance with these rules and regulations will continue to cause us to incur additional accounting, legal and other expenses that we did not incur as a private company. Any failure by us to file our periodic reports with the SEC in a timely manner could harm our reputation and reduce the trading price of our Class A common stock. We also anticipate that we will incur costs associated with corporate governance requirements, including requirements under securities laws, as well as rules and regulations implemented by the SEC and the NYSE, particularly after we are no longer an “emerging growth company.” We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly, while also diverting some of management’s time and attention from revenue-generating activities. Furthermore, these rules and regulations could make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. In addition, if we fail to comply with these rules and regulations, we could be subject to a number of penalties, including the delisting of our Class A common stock, fines, sanctions or other regulatory action or civil litigation.
Risks Related to Ownership of our Class A Common Stock
The trading price of our Class A common stock may be volatile and could decline significantly and rapidly regardless of our operating performance.
The trading price of our Class A common stock may be volatile and could be subject to wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including:
•the number of shares of our Class A common stock made available for trading;
•sales or expectations with respect to sales of shares of our Class A common stock by holders of our Class A common stock;
•actual or anticipated fluctuations in our business, financial condition and results of operations;
•variance in our financial performance from expectations of securities analysts;
•changes in our revenue;
•announcements by us or our competitors of significant business developments, acquisitions or new offerings;

•our involvement in any litigation;
•our sale of our Class A common stock or other securities in the future;
•changes in senior management or key personnel;
•the trading volume of our Class A common stock;
•changes in the anticipated future size and growth rate of our market; and
•general economic, regulatory and market conditions.
Recently, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry fluctuations, as well as general economic, political, regulatory and market conditions (including the impact of the ongoing COVID-19 pandemic and other future adverse public health developments), may negatively impact the market price of our Class A common stock. These fluctuations may be even more pronounced in the trading market for our Class A common stock as a result of the supply and demand forces described above and could cause you to lose all or part of your investment in our Class A common stock since you might be unable to sell your shares at or above the price you paid. In the past, companies that have experienced volatility in the market price of their securities have been subject to securities class action litigation. We may be the target of this type of litigation in the future, which could result in substantial costs and divert our management’s attention.
None of our stockholders are party to any contractual lock-up agreement or other contractual restrictions on transfer. Sales of substantial amounts of our Class A common stock in the public markets, or the perception that sales might occur, could cause the trading price of our Class A common stock to decline.
In addition to the supply and demand and volatility factors discussed above, sales of a substantial number of shares of our Class A common stock into the public market, particularly sales by our Founder, directors, executive officers and principal stockholders, or the perception that these sales might occur in large quantities, could cause the trading price of our Class A common stock to decline.
None of our securityholders are subject to any contractual lock-up or other contractual restriction on the transfer or sale of their shares.
In addition, certain of our stockholders have rights, subject to some conditions, to require us to file registration statements for the public resale of their Class A common stock or to include such shares in registration statements that we may file for us or other stockholders. Any registration statement we file to register additional shares, whether as a result of registration rights or otherwise, could cause the trading price of our Class A common stock to decline or be volatile.
The multi-class structure of our common stock has the effect of concentrating voting control with those stockholders who hold our Class B common stock, including our Founder and Chief Executive Officer. This will limit or preclude your ability to influence corporate matters, including the election of directors, amendments to our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions requiring stockholder approval.
Our Class A common stock has one vote per share and our Class B common stock has ten votes per share. The multi-class structure of our common stock has the effect of concentrating voting control with our Class B common stockholders. As of June 30, 2021, Mr. Casalena holds a majority of the voting power of our outstanding capital stock. As a result, Mr. Casalena will have control over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. He may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control or other liquidity event of our company, could deprive our stockholders of an opportunity to receive a premium for their shares of Class A common stock as part of a sale or other liquidity event and might ultimately affect the trading price of our Class A common stock. Future transfers by holders of Class B common stock will generally result in those shares converting to Class A common stock, which will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term.
Pursuant to our amended and restated certificate of incorporation, we are authorized to issue 1,000,000,000 shares of Class C common stock and as of June 30, 2021, there is no Class C common stock outstanding. Although we have no current plans to issue any shares of Class C common stock in the future, we may issue shares of Class C common stock for a variety of corporate purposes, including financings, acquisitions, investments, dividends and equity incentives to our employees, consultants and directors. Under our amended and restated certificate of incorporation, our board of directors has the authority, without stockholder approval except as required by the listing standards of the NYSE, to issue additional shares of our capital stock. Because the Class C common stock carries no voting rights, is not convertible into any other capital stock and is not listed for trading on an exchange or registered for sale with the SEC, shares of Class C common stock may be less liquid and less attractive to any future recipients of these shares than shares of Class A common stock, although we may seek to list the Class C common stock for trading and register shares of Class C common stock for sale in the future. In addition, because our Class C common stock carries no voting rights and is not counted when determining whether the seven percent ownership threshold related to automatic conversion of the Class B common stock is met, if we issue shares of Class C common stock in the future, the holders of our Class B common stock, including our Founder and Chief Executive Officer, may be able to elect all of our directors and to determine the outcome of most matters submitted to a vote of our stockholders for a longer period of time than would be the case if we issued Class A common stock rather than Class C common stock in such transactions. In addition, if we issue shares of Class C common stock in the future, such issuances would have a dilutive effect on the economic interests of our Class A common stock and Class B common stock.
We cannot predict the impact our capital structure may have on our stock price.
We cannot predict whether our multi-class structure will result in a lower or more volatile market price of our Class A common stock, in adverse publicity or other adverse consequences. For example, certain index providers have announced restrictions on including companies with multiple-class share structures in certain of their indexes. S&P, Dow Jones and FTSE Russell have each announced changes to their eligibility criteria for inclusion of shares of public companies on certain indices, including the S&P 500. These changes exclude companies with multiple classes of shares of common stock from being added to these indices. In addition, several stockholder advisory firms have announced their opposition to the use of multiple class structures. As a result, the multi-class structure of our capital stock may prevent the inclusion of our Class A common stock in these indices and may cause stockholder advisory firms to publish negative commentary about our corporate governance practices or otherwise seek to cause us to change our capital structure. Any such exclusion from indices could result in a less active trading market for our Class A common stock. Any actions or publications by stockholder advisory firms critical of our corporate governance practices or capital structure could also adversely affect the trading price of our Class A common stock.
The multi-class structure of our common stock additionally has the effect of concentrating voting control with our Class B common stockholders, including our Founder and Chief Executive Officer. This concentrated control could delay, defer, or prevent a change of control, merger, consolidation, takeover, or other business combination involving us that you, as a stockholder, may otherwise support, and could allow us to take actions that some of our stockholders do not view as beneficial, which could reduce the trading price of our Class A common stock. Furthermore, this concentrated control could also discourage a potential investor from acquiring our Class A common stock due to the limited voting power of such stock relative to the Class B common stock and might harm the trading price of our Class A common stock. Any issuance of Class C common stock could also cause the trading price of our Class A common stock to decline.
Our business, financial condition and results of operations may differ from any projections that we disclose or any information that may be attributed to us by third parties.
From time to time, we may provide guidance via public disclosures regarding our projected business, financial condition or results of operations. However, any such projections involve risks, assumptions and uncertainties, and our actual results could differ materially from such projections. Factors that could cause or contribute to such differences include, but are not limited to, those identified in these Risk Factors, some or all of which are not predictable or within our control. Other unknown or unpredictable factors also could adversely impact our performance, and we undertake no obligation to update or revise any projections, whether as a result of new information, future events or otherwise. In addition, various news sources, bloggers and other publishers often make statements regarding our historical or projected business or financial performance, and you should not rely on any such information even if it is attributed directly or indirectly to us.
We do not intend to pay dividends on our capital stock for the foreseeable future.
We do not currently anticipate paying dividends on our capital stock. Any declaration and payment of future dividends to holders of our capital stock will be at the discretion of our board of directors and will depend on many factors, including our financial condition, earnings, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends, the provisions of Delaware law affecting the payment of dividends and distributions to stockholders and other considerations that our board of directors deems relevant. In addition, the terms of the Credit Agreement currently limit our ability to pay dividends and future agreements governing our indebtedness may similarly limit our ability to pay dividends. Consequently, your only opportunity to achieve a return on your investment in our company will be if the trading price of our Class A common stock appreciates and you sell your shares at a profit. There is no guarantee that the price of our Class A common stock that will prevail in the market will ever exceed the price that you paid.
If securities or industry analysts do not publish or cease publishing research or reports about us, our business or our market, or if they change their recommendations regarding our Class A common stock adversely, the trading price of our Class A common stock and trading volume could decline.
The trading market for our Class A common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. We do not control these analysts. If any of the analysts who cover us downgrade our Class A common stock or our industry, or the stock of any of our competitors, or publish inaccurate or unfavorable research about our business, the price of our Class A common stock may decline. If analysts cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause the price or trading volume of our Class A common stock to decline and our Class A common stock to be less liquid.
Additional issuances of our stock could result in significant dilution to our stockholders.
Additional issuances of our stock, exercise of options or vesting of RSUs will result in dilution to existing holders of our capital stock. The amount of dilution could be substantial depending upon the size of the issuance, exercise or vesting. As part of our business strategy, we may acquire or make investments in companies, products or technologies and issue equity securities to pay for any such acquisition or investment. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the trading price of our Class A common stock to decline.
Anti-takeover provisions contained in our charter documents and Delaware law could prevent a takeover that stockholders consider favorable and could also reduce the trading price of our Class A common stock.
Our amended and restated certificate of incorporation and our amended and restated bylaws contain provisions that could delay or prevent a change in control of our company. These provisions could also make it more difficult for stockholders to elect directors and take other corporate actions. These provisions include:
•our multi-class common stock structure, which provides holders of our Class B common stock with the ability to significantly influence the outcome of matters requiring stockholder approval, even if they own significantly less than a majority of the shares of our outstanding common stock;
•our stockholders are only able to take action at a meeting of stockholders and not by written consent;
•special meetings of our stockholders may be called only by a majority of our board of directors, the chairperson of our board of directors or our chief executive officer;
•advance notice procedures apply for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders.
•certain amendments to our amended and restated certificate of incorporation or our amended and restated bylaws require the approval of at least 661∕3% of the then-outstanding voting power of our capital stock;
•our amended and restated bylaws provide that certain litigation against us can only be brought in Delaware; and
•authorizing blank check preferred stock, which could be issued with voting, liquidation, dividend and other rights superior to our common stock.
These and other provisions in our amended and restated certificate of incorporation and our amended and restated bylaws and under Delaware law could discourage potential takeover attempts, reduce the price investors might be willing to pay in the future for shares of our Class A common stock and result in the trading price of our Class A common stock being lower than it would be without these provisions.
Our amended and restated certificate of incorporation contains exclusive forum provisions for certain claims, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
Our amended and restated certificate of incorporation, to the fullest extent permitted by law, provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of us; (ii) any action asserting a claim of breach of a duty (including any fiduciary duty) owed by any of our current or former directors, officers, stockholders, employees or agents to us or our stockholders; (iii) any action asserting a claim against us or any of our current or former directors, officers, stockholders, employees or agents arising out of or relating to any provision of the General Corporation Law of the State of Delaware (the “DGCL”) or our amended and restated certificate of incorporation or our amended and restated bylaws; or (iv) any action asserting a claim against us or any of our current or former directors, officers, stockholders, employees or agents governed by the internal affairs doctrine of the State of Delaware. As described below, this provision does not apply to suits brought to enforce any duty or liability created by the Securities Act of 1933, as amended (the "Securities Act") or the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or rules and regulations thereunder.
Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all claims brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder and our amended and restated certificate of incorporation provides that the federal district courts of the United States of America will, to the fullest extent permitted by law, be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. Our decision to adopt such a federal forum provision followed a decision by the Supreme Court of the State of Delaware holding that such provisions are facially valid under Delaware law. While there can be no assurance that federal or state courts will follow the holding of the Delaware Supreme Court or determine that our federal forum provision should be enforced in a particular case, application of our federal forum provision means that suits brought by our stockholders to enforce any duty or liability created by the Securities Act must be brought in federal court and cannot be brought in state court.
Section 27 of the Exchange Act creates exclusive federal jurisdiction over all claims brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder and our amended and restated certificate of incorporation will provide that the exclusive forum provision does not apply to suits brought to enforce any duty or liability created by the Exchange Act. Accordingly, actions by our stockholders to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder must be brought in federal court. Our stockholders will not be deemed to have waived our compliance with the federal securities laws and the regulations promulgated thereunder.
Any person or entity purchasing or otherwise acquiring or holding any interest in any of our securities shall be deemed to have notice of and consented to our exclusive forum provisions, including the federal forum provision, provided, however, that stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder. Additionally, our stockholders cannot waive compliance with the federal securities laws and the rules and regulations thereunder. These provisions may limit our stockholders’ ability to bring a claim in a judicial forum they find favorable for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees and agents. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Between April 1, 2021 and May 10, 2021 (the date of the filing of our registration statement on Form S-8), we issued and sold to employees and former employees an aggregate of 871,807 shares of Class A common stock upon conversion from Class B common stock in connection with the exercise of options granted under our equity compensation plans at a weighted average exercise price of $0.63 per share.
Between April 1, 2021 and May 10, 2021 (the date of the filing of our registration statement on Form S-8) we granted 2,750,000 performance restricted stock units to Anthony Casalena pursuant to the Performance Restricted Stock Unit Agreement.
We believe that each of the above transactions were exempt from the registration requirements of the Securities Act (or Regulation D or Regulation S promulgated thereunder) by virtue of Section 4(a)(2) of the Securities Act because the issuance of securities to the recipients did not involve a public offering, or in reliance on Rule 701 because the transactions were pursuant to compensatory benefit plans or contracts relating to compensation as provided under such rule. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us. The sales of these securities were made without any general solicitation or advertising.
Item 3. Defaults upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits

		Incorporated by Reference
Exhibit No.	Exhibit Title	Form	File Number	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-8	333-255977	4.2	May 10, 2021
3.2	Bylaws of the Registrant.	S-8	333-255977	4.3	May 10, 2021
10.1	Voting and Support Agreement between the Registrant and the stockholders of the Registrant listed therein, dated May 10, 2021.	S-1	333-255284	10.1	April 16, 2021
10.2	Registration Rights Agreement between the Registrant and the stockholders of the Registrant listed therein, dated May 10, 2021.	S-1	333-255284	10.2	April 16, 2021
10.3	Squarespace, Inc. 2021 Equity Incentive Plan.	S-8	333-255977	99.1	May 10, 2021
10.4	Squarespace, Inc. 2021 Employee Stock Purchase Plan.	S-8	333-255977	99.2	May 10, 2021
10.5	Employment Agreement between Squarespace, Inc. and Anthony Casalena, dated April 15, 2021.	S-1	333-255284	10.14	April 16, 2021
10.6	Performance Restricted Stock Unit Agreement between Squarespace, Inc. and Anthony Casalena, dated April 15, 2021.	S-1	333-255284	10.15	April 16, 2021
31.1*	Certification of the Registrant’s Principal Executive Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Registrant’s Principal Financial Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1 NS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
__________________
* Filed herewith.
# The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Squarespace, Inc.

Date: August 9, 2021	By:	/s/ Anthony Casalena
Anthony Casalena Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2021	By:	/s/ Marcela Martin
Marcela Martin Chief Financial Officer (Principal Financial Officer)