Form 10-Q
period 2021-09-30
Squarespace, Inc.
filed 2021-11-08
CIK 1496963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
_________________________________
[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of September 30, 2021, the registrant had 90,489,438 shares of Class A Common Stock, 48,344,755 shares of Class B Common Stock, and no shares of Class C Common Stock, each with a par value of $0.0001 per share, outstanding.

			PAGE

PART I.		FINANCIAL INFORMATION	3
	Item 1.	Financial Statements (Unaudited)	3
		Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020	3
		Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2021 and 2020	4
		Condensed Consolidated Statements of Comprehensive Income/(Loss) for the Three and Nine Months Ended September 30, 2021 and 2020	5
		Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Deficit for the Three and Nine Months Ended September 30, 2021 and 2020	6
		Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2021 and 2020	8
		Notes to Unaudited Condensed Consolidated Financial Statements	9
	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	29
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	46
	Item 4.	Controls and Procedures	47

PART II.		OTHER INFORMATION	49
	Item 1.	Legal Proceedings	49
	Item 1A.	Risk Factors	49
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	72
	Item 3.	Defaults Upon Senior Securities	72
	Item 4.	Mine Safety Disclosures	72
	Item 5.	Other Information	72
	Item 6.	Exhibits	72

SIGNATURES			73

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

PART 1. - FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)
SQUARESPACE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$200,180	$57,891
Restricted cash	30,197	—
Investment in marketable securities	31,900	37,462
Accounts receivable, net	8,071	7,516
Due from vendors	2,475	—
Prepaid expenses and other current assets	57,161	37,384
Total current assets	329,984	140,253
Property and equipment, net	48,781	49,249
Deferred income taxes	827	7,773
Goodwill	420,800	83,171
Intangible assets, net	97,786	18,868
Other assets	7,626	7,452
Total assets	$905,804	$306,766
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Deficit
Current liabilities:
Accounts payable	$18,741	$16,758
Accrued liabilities	62,996	46,779
Deferred revenue	241,289	210,392
Funds payable to customers	32,672	—
Debt, current portion	13,586	13,586
Deferred rent and lease incentives, current portion	1,985	1,197
Total current liabilities	371,269	288,712
Debt, non-current portion	516,224	525,752
Deferred rent and lease incentives, non-current portion	32,557	24,856
Deferred income taxes	1,095	—
Other liabilities	549	262
Total liabilities	921,694	839,582
Commitments and contingencies (see Note 12)
Redeemable convertible preferred stock, par value of $0.0001; zero and 118,117,738 shares authorized as of September 30, 2021 and December 31, 2020, respectively; zero and 104,446,332 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	—	131,390
Preferred stock, par value of $0.0001; 100,000,000 and zero shares authorized as of September 30, 2021 and December 31, 2020, respectively; zero shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	—	—
Stockholders’ deficit:
Class A common stock, par value of $0.0001; 1,000,000,000 and 159,000,000 shares authorized as of September 30, 2021 and December 31, 2020, respectively; 90,489,438 and 8,903,770 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	9	1
Class B common stock, par value of $0.0001; 100,000,000 and 93,782,222 shares authorized as of September 30, 2021 and December 31, 2020, respectively; 48,344,755 and 14,368,532 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	5	1
Class C common stock (authorized March 15, 2021), par value of $0.0001; zero shares authorized as of September 30, 2021 and December 31, 2020, respectively; zero shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	—	—
Class C common stock (authorized May 10, 2021), par value of $0.0001; 1,000,000,000 and zero shares authorized as of September 30, 2021 and December 31, 2020, respectively; zero shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	—	—
Additional paid in capital	891,667	9,043
Accumulated other comprehensive income	974	2,455
Accumulated deficit	(908,545)	(675,706)
Total stockholders’ deficit	(15,890)	(664,206)
Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$905,804	$306,766
The accompanying notes are an integral part of these financial statements.

SQUARESPACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$200,962	$162,335	$576,618	$448,849
Cost of revenue	32,868	24,550	92,777	72,166
Gross profit	168,094	137,785	483,841	376,683
Operating expenses:
Research and product development	48,769	38,379	139,692	110,497
Marketing and sales	80,249	59,656	249,005	186,490
General and administrative	32,091	11,961	336,337	37,570
Total operating expenses	161,109	109,996	725,034	334,557
Operating income/(loss)	6,985	27,789	(241,193)	42,126
Interest expense	(2,491)	(2,460)	(8,578)	(8,046)
Other income/(loss), net	2,101	(3,488)	4,493	(3,602)
Income/(loss) before (provision for)/benefit from income taxes	6,595	21,841	(245,278)	30,478
(Provision for)/benefit from income taxes	(3,756)	(3,917)	12,439	(4,147)
Net income/(loss)	$2,839	$17,924	$(232,839)	$26,331
Less: accretion of redeemable convertible preferred stock to redemption value	—	(1,225)	(969)	(3,602)
Less: undistributed earnings to participating securities	—	(13,736)	—	(18,742)
Net income/(loss) attributable to Class A, Class B, and Class C common stockholders, basic	$2,839	$2,963	$(233,808)	$3,987
Add: reallocation of net income attributable to participating securities	—	878	—	1,098
Net income/(loss) attributable to Class A, Class B, and Class C common stockholders, dilutive	$2,839	$3,841	$(233,808)	$5,085

Net income/(loss) per share attributable to Class A, Class B, and Class C common stockholders, basic	$0.04	$0.13	$(2.90)	$0.18
Net income/(loss) per share attributable to Class A, Class B, and Class C common stockholders, dilutive	$0.04	$0.12	$(2.90)	$0.17
Weighted-average shares used in computing net income/(loss) per share attributable to Class A, Class B, and Class C stockholders, basic	75,580,940	22,535,791	80,746,637	22,221,531
Weighted-average shares used in computing net income/(loss) per share attributable to Class A, Class B, and Class C stockholders, diluted	80,207,078	31,201,743	80,746,637	30,103,154
The accompanying notes are an integral part of these financial statements.

SQUARESPACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income/(loss)	$2,839	$17,924	$(232,839)	$26,331
Other comprehensive (loss)/income:
Foreign currency translation adjustment	(861)	1,145	(1,355)	1,462
Unrealized (loss)/gain on marketable securities, net of income taxes	(35)	(108)	(126)	117
Total other comprehensive (loss)/income	(896)	1,037	(1,481)	1,579
Total comprehensive income/(loss)	$1,943	$18,961	$(234,320)	$27,910
The accompanying notes are an integral part of these financial statements.

SQUARESPACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT
(in thousands, except share and per share data)
(unaudited)
Three and Nine Months Ended September 30, 2021

	Redeemable Convertible Preferred Stock		Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2020	104,446,332	$131,390	8,903,770	$1	14,368,532	$1	—	$—	$9,043	$2,455	$(675,706)	$(664,206)
Stock based compensation	—	—	—	—	—	—	—	—	9,873	—	—	9,873
Stock option exercises	—	—	—	—	900,476	—	—	—	707	—	—	707
Vested RSUs converted to common shares	—	—	525,920	—	—	—	—	—	—	—	—	—
Repurchase of Class A common stock and retirement	—	—	(270,089)	—	—	—	—	—	(13,416)	—	—	(13,416)
Issuance of Class C common stock, net of issuance costs	—	—	—	—	—	—	4,452,023	—	304,409	—	—	304,409
Issuance of Class C common stock for acquisition	—	—	—	—	—	—	2,750,330	1	188,178	—	—	188,179
Accretion of redeemable convertible preferred stock	—	969	—	—	—	—	—	—	(969)	—	—	(969)
Net loss	—	—	—	—	—	—	—	—	—	—	(1,146)	(1,146)
Total other comprehensive loss, net of taxes	—	—	—	—	—	—	—	—	—	(1,327)	—	(1,327)
Balance at March 31, 2021	104,446,332	$132,359	9,159,601	$1	15,269,008	$1	7,202,353	$1	$497,825	$1,128	$(676,852)	$(177,896)
Stock based compensation	—	—	—	—	—	—	—	—	250,534	—	—	250,534
Stock option exercises	—	—	1,201,066	—	874,695	—	—	—	2,962	—	—	2,962
Vested RSUs converted to common shares	—	—	588,786	—	—	—	—	—	—	—	—	—
Repurchase of Class A common stock and retirement	—	—	(247,120)	—	—	—	—	—	(12,319)	—	—	(12,319)
Conversion of convertible preferred stock to Class A and Class B common stock in connection with the direct listing	(104,446,332)	(132,359)	54,862,435	6	49,583,897	5	—	—	132,348	—	—	132,359
Conversion of Class B common stock to Class A common stock in connection with the direct listing	—	—	17,382,845	1	(17,382,845)	(1)	—	—	—	—	—	—
Conversion of Class C common stock to Class A common stock in connection with the direct listing	—	—	7,202,353	1	—	—	(7,202,353)	(1)	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	(234,532)	(234,532)
Total other comprehensive income, net of taxes	—	—	—	—	—	—	—	—	—	742	—	742
Balance at June 30, 2021	—	$—	90,149,966	$9	48,344,755	$5	—	$—	$871,350	$1,870	$(911,384)	$(38,150)
Stock based compensation	—	—	—	—	—	—	—	—	23,932	—	—	23,932
Stock option exercises	—	—	194,360	—	—	—	—	—	527	—	—	527
Vested RSUs converted to common shares	—	—	240,360	—	—	—	—	—	—	—	—	—
Repurchase of Class A common stock and retirement	—	—	(95,248)	—	—	—	—	—	(4,142)	—	—	(4,142)
Net income	—	—	—	—	—	—	—	—	—	—	2,839	2,839
Total other comprehensive loss, net of taxes	—	—	—	—	—	—	—	—	—	(896)	—	(896)
Balance at September 30, 2021	—	$—	90,489,438	$9	48,344,755	$5	—	$—	$891,667	$974	$(908,545)	$(15,890)
The accompanying notes are an integral part of these financial statements.

SQUARESPACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT
(in thousands, except share and per share data)
(unaudited)
Three and Nine Months Ended September 30, 2020

	Redeemable Convertible Preferred Stock		Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2019	104,446,332	$126,546	8,185,625	$1	13,470,755	$1	—	$—	$1,196	$(108)	$(378,182)	$(377,092)
Stock based compensation	—	—	—	—	—	—	—	—	7,938	—	—	7,938
Stock option exercises	—	—	—	—	241,803	—	—	—	387	—	—	387
Vested RSUs converted to common shares	—	—	414,011	—	—	—	—	—	—	—	—	—
Repurchase of Class A common stock and retirement	—	—	(221,408)	—	—	—	—	—	(5,544)	—	—	(5,544)
Accretion of redeemable convertible preferred stock	—	1,181	—	—	—	—	—	—	(1,181)	—	—	(1,181)
Net loss	—	—	—	—	—	—	—	—	—	—	(10,132)	(10,132)
Total other comprehensive loss, net of taxes	—	—	—	—	—	—	—	—	—	(534)	—	(534)
Balance at March 31, 2020	104,446,332	$127,727	8,378,228	$1	13,712,558	$1	—	$—	$2,796	$(642)	$(388,314)	$(386,158)
Stock based compensation	—	—	—	—	—	—	—	—	7,302	—	—	7,302
Stock option exercises	—	—	—	—	76,885	—	—	—	240	—	—	240
Vested RSUs converted to common shares	—	—	535,875	—	—	—	—	—	—	—	—	—
Repurchase of Class A common stock and retirement	—	—	(230,478)	—	—	—	—	—	(5,276)	—	—	(5,276)
Accretion of redeemable convertible preferred stock	—	1,196	—	—	—	—	—	—	(1,196)	—	—	(1,196)
Net income	—	—	—	—	—	—	—	—	—	—	18,539	18,539
Total other comprehensive income, net of taxes	—	—	—	—	—	—	—	—	—	1,076	—	1,076
Balance at June 30, 2020	104,446,332	$128,923	8,683,625	$1	13,789,443	$1	—	$—	$3,866	$434	$(369,775)	$(365,473)
Stock based compensation	—	—	—	—	—	—	—	—	7,711	—	—	7,711
Stock option exercises	—	—	—	—	83,838	—	—	—	141	—	—	141
Vested RSUs converted to common shares	—	—	144,605	—		—	—	—	—	—	—	—
Repurchase of Class A common stock and retirement	—	—	(69,921)	—	—	—	—	—	(3,385)	—	—	(3,385)
Accretion of redeemable convertible preferred stock	—	1,225	—	—	—	—	—	—	(1,225)	—	—	(1,225)
Net income	—	—	—	—	—	—	—	—	—	—	17,924	17,924
Total other comprehensive income, net of taxes	—	—	—	—	—	—	—	—	—	1,037	—	1,037
Balance at September 30, 2020	104,446,332	$130,148	8,758,309	$1	13,873,281	$1	—	$—	$7,108	$1,471	$(351,851)	$(343,270)
The accompanying notes are an integral part of these financial statements.

SQUARESPACE, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30, 2020
	2021	2020
OPERATING ACTIVITIES:
Net (loss)/income	$(232,839)	$26,331
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation and amortization	23,906	16,359
Stock-based compensation	284,099	22,823
Deferred income taxes	(13,755)	—
Other	871	2,194
Changes in operating assets and liabilities:
Accounts receivable and due from vendors	(35)	(3,685)
Prepaid expenses and other current assets	(18,930)	16,944
Accounts payable and accrued liabilities	7,937	23,817
Deferred revenue	34,954	42,263
Funds payable to customers	13,261	—
Deferred rent and lease incentives	8,508	953
Other operating assets and liabilities	190	(4,232)
Net cash provided by operating activities	108,167	143,767
INVESTING ACTIVITIES:
Proceeds from the sale and maturities of marketable securities	25,605	70,348
Purchases of marketable securities	(20,385)	(90,860)
Purchase of property and equipment	(6,744)	(3,638)
Cash paid for acquisitions, net of acquired cash	(202,170)	—
Other	—	177
Net cash used in investing activities	(203,694)	(23,973)
FINANCING ACTIVITIES:
Principal payments on debt	(10,189)	(6,563)
Contingent consideration paid for acquisition	—	(15,000)
Taxes paid related to net share settlement of equity awards	(29,877)	(14,205)
Proceeds from exercise of stock options	4,196	768
Proceeds from issuance of Class C (authorized on March 15, 2021) common stock, net of issuance costs	304,409	—
Dividends paid	(367)	—
Net cash provided by/(used in) financing activities	268,172	(35,000)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(159)	353
Net increase in cash, cash equivalents, and restricted cash	172,486	85,147
Cash, cash equivalents, and restricted cash at the beginning of the period	57,891	43,649
Cash, cash equivalents, and restricted cash at the end of the period	$230,377	$128,796

Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$200,180	$128,796
Restricted cash	30,197	—
Cash, cash equivalents, and restricted cash at the end of the period	$230,377	$128,796

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
Cash paid during the year for interest	$7,864	$7,546
Cash paid during the year for income taxes, net of refunds	$1,107	$5,214

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCE ACTIVITIES
Purchases of property and equipment included in accounts payable and accrued expenses	$2,662	$241
Capitalized stock-based compensation	$240	$128
Issuance of Class C (authorized on March 15, 2021) common stock for acquisition	$188,179	$—
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
Direct Listing
On May 19, 2021, the Company completed a direct listing of its Class A common stock (the “Direct Listing”) on the New York Stock Exchange (“NYSE”). The Company incurred fees related to financial advisory service, audit, and legal expenses in connection with the Direct Listing and recorded general and administrative expenses of $25,318 for the nine months ended September 30, 2021.
2.Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The Company’s condensed consolidated financial statements and related notes have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and include the Company’s wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission. The condensed balance sheet data as of December 31, 2020 was derived from the Company's audited financial statements but does not include all disclosures required by U.S. GAAP. Therefore, these unaudited, condensed, consolidated financial statements and accompanying notes should be read in conjunction with the Company's annual consolidated financial statements and related notes included in the Final Prospectus for the Direct Listing filed with the SEC, pursuant to Rule 424(b)(4) on May 19, 2021. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for the fair statement of the Company’s financial information.
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
COVID-19
In March 2020, the World Health Organization declared the outbreak of the novel coronavirus ("COVID-19") a pandemic. The COVID-19 pandemic has created, and may continue to create, significant uncertainty in macroeconomic conditions. The countries in which the Company operates have begun easing initial measures to control the spread of COVID-19. However, the Company is not able to estimate the impact that COVID-19 will continue to have on worldwide economic activity or the Company’s results of operations, financial condition, or liquidity. As of September 30, 2021, the Company has not experienced a materially adverse impact from COVID-19. The Company continues to assess the potential impacts of COVID-19 and the measures taken by governments, businesses and other organizations in response to COVID-19 as information becomes available.
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
As of September 30, 2021 and December 31, 2020, no single customer accounted for more than 10% of the Company’s accounts receivable. As of September 30, 2021 and 2020, no single customer accounted for more than 10% of the Company’s revenue.
The Company is also subject to foreign currency risks that arise from normal business operations. The Company has two wholly-owned international subsidiaries that are operational, Squarespace Ireland Limited (“Limited”) and Videolicious Poland Sp. z o.o (“Videolicious Poland”), which are based in Ireland and Poland, respectively. Foreign currency risks include the translation of local currency and intercompany balances established in local customer currencies sold through Limited. Translations related to local currency balances of Videolicious Poland are immaterial.
Cash and Cash Equivalents
Cash and cash equivalents are stated at fair value. The Company considers all highly liquid investments purchased with an original maturity date of 90 days or less from the date of original purchase to be cash equivalents.
Restricted Cash and Payment Processing Transactions
As a result of the acquisition of Tock, the Company processes certain payments and holds funds on behalf of its restaurant customers consisting of diner prepayments for restaurant reservations as well as to-go orders. While the Company does not have any contractual obligations to hold such cash as restricted, the diner prepayments are included in restricted cash in the condensed consolidated balance sheet as of September 30, 2021.
In addition, the Company recognizes the liability due to restaurant customers in funds payable to customers in the condensed consolidated balance sheet as of September 30, 2021. Funds are remitted to the restaurant customers based on the stipulated contract terms. In addition to restricted cash held on behalf of restaurant customers, the Company recognizes in-transit receivables from certain third-party vendors which assist in processing and settling payment transactions due to a clearing period before the related cash is received or settled. In-transit receivables are included in due from vendors in the condensed consolidated balance sheet as of September 30, 2021.

SQUARESPACE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
The following table represents the assets and liabilities related to payment processing transactions:

	September 30, 2021	December 31, 2020
Restricted cash	$30,197	$—
Due from vendors	2,475	—
Total payment processing assets	32,672	—
Funds payable to customers	(32,672)	—
Total payment processing liabilities	(32,672)	—
Total payment processing transactions, net	$—	$—
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
Net Income/(Loss) Per Share Attributable to Class A, Class B and Class C Common Stockholders
The Company calculates net income/(loss) per share attributable to Class A, Class B and Class C common stockholders using the two-class method required for companies with participating securities. The Company considers redeemable convertible preferred stock to be participating securities as holders of such securities have non-forfeitable dividend rights in the event of the Company’s declaration of a dividend for shares of Class A, Class B and Class C common stock. During periods when the Company is in a net loss position, the net loss attributable to Class A, Class B and Class C common stockholders is not allocated to the redeemable convertible preferred stock and unvested Class A, Class B and Class C common stock under the two-class method as these securities do not have a contractual obligation to share in the Company’s losses. Payment in excess of the carrying value on the redemption of redeemable convertible preferred stock represents a deemed dividend to the redeemable convertible preferred stockholder. Accordingly, the difference between the amount paid upon redemption and the carrying value of the redeemable convertible preferred stock is deducted from (if a premium) or added to (if a discount) net income to arrive at net income/(loss) available to Class A, Class B and Class C common stockholders.
Distributed and undistributed earnings allocated to participating securities are subtracted from net income/(loss) in determining net income/(loss) attributable to Class A, Class B and Class C common stockholders. Basic net income/(loss) per share is computed by dividing net income/(loss) attributable to Class A, Class B and Class C common stockholders by the weighted-average number of shares of the Company’s Class A, Class B and Class C common stock outstanding.
The diluted net income/(loss) per share attributable to Class A, Class B and Class C common stockholders is computed by giving effect to all dilutive securities. Diluted net income/(loss) per share attributable to Class A, Class B and Class C common stockholders is computed by dividing the resulting net income/(loss) attributable to Class A, Class B and Class C common stockholders by the weighted-average number of fully diluted Class A, Class B and Class C common shares outstanding. The Company used the if-converted method as though the conversion, exchange or vesting, respectively, had occurred as of the beginning of the period or the original date of issuance, if later. During periods when there is a net loss attributable to Class A, Class B and Class C common stockholders, potentially dilutive Class A, Class B and Class C common stock equivalents are excluded from the calculation of diluted net loss per share attributable to Class A, Class B and Class C common stockholders as their effect is anti-dilutive. If the effect of a conversion of an instrument is neutral to earnings per share, the Company considers the security to be dilutive.
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
Accounting Pronouncements Recently Adopted
In August 2018, the FASB issued ASU 2018-15, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This aligns the accounting for implementation costs incurred in cloud computing arrangements with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The guidance is effective for nonpublic companies for annual reporting periods beginning after December 15, 2020 and interim periods in annual periods beginning after December 15, 2021 with early adoption permitted. The amendments in this standard can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company adopted this standard as of January 1, 2021 on a prospective basis. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.
Accounting Pronouncements Pending Adoption
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). This standard will require lessees to recognize a right-of-use asset and a lease liability for operating leases initially measured at the present value of the lease payments in its consolidated balance sheet. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. In July 2018, the FASB issued ASU 2018-10, Leases (Topic 842): Codification Improvements (“ASU 2018-10”) and ASU 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”), to provide additional guidance for the adoption of ASU

SQUARESPACE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
2016-02. ASU 2018-10 clarifies certain provisions and corrects unintended applications of the guidance. ASU 2018-11 provides an alternative transition method which allows entities the option to present all prior periods under previous lease accounting guidance while recognizing the cumulative effect of applying the new standard as an adjustment to the opening balance of retained earnings in the year of adoption. In June 2020, the FASB issued ASU No. 2020-05, Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842): Deferral of the Effective Date, which requires nonpublic companies to adopt the provisions of ASU 2016-02 for fiscal years beginning after December 15, 2021, and for interim periods in fiscal years beginning after December 15, 2022. The Company plans to adopt this standard on January 1, 2022 using the modified retrospective approach. The Company currently believes the most significant impact upon adoption will be the recognition of material right-of-use assets and lease liabilities in the consolidated balance sheet associated with operating leases. The Company does not expect the adoption will have a material impact in the condensed consolidated statements of operations.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This standard will require entities to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. It also modifies the impairment model for available-for-sale debt securities and provides a simplified accounting model for purchased financial assets with credit deterioration since their origination. In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments — Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) —  Effective Dates, which requires nonpublic companies to adopt the provisions of ASU 2016-13 for fiscal years and interim periods in fiscal years beginning after December 15, 2022. The Company is currently evaluating the timing of its adoption of this standard and the impact in its condensed consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates Step 2 from the prior guidance’s goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. ASU No. 2017-04 is effective for fiscal years and interim periods in those years beginning after December 15, 2021 for nonpublic entities with early adoption permitted. The Company does not expect the adoption of this guidance to have a material impact in its condensed consolidated financial statements.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This standard will simplify the accounting for income taxes by removing certain exceptions to the general principles in ASC 740. The amendments also improve consistent application of and simplify GAAP for other areas of ASC 740 by clarifying and amending existing guidance. This standard is effective for nonpublic entities for annual reporting periods beginning after December 15, 2021 and interim periods in annual reporting periods beginning after December 15, 2022 with early adoption permitted. The Company is currently evaluating the timing of its adoption of this standard and the impact in its condensed consolidated financial statements.
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
Commerce
Commerce revenue primarily consists of fixed-fee subscriptions to the Company’s plans that offer all the features of presence plans including additional features that support end to end commerce transactions, currently branded “Basic” and “Advanced” plans. Commerce revenue also includes fixed-fee subscriptions to a number of other tools that support running an online business such as marketing, member areas, and scheduling tools. Non-subscription revenue is derived from fixed fees earned on revenue share arrangements with payment processors and third-party business applications, and fixed

SQUARESPACE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
transaction fees earned on sales made through Business plan sites. Additionally, commerce revenue consists of fixed-fee subscriptions and other revenues related to hospitality services.
Revenue by Product Type, Subscription Type and Revenue Recognition Pattern
The following tables summarize revenue by product type, subscription type, and revenue recognition pattern for the periods presented:

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
	Presence	Commerce	Total	Presence	Commerce	Total
Subscription revenue
Transferred over time	$137,450	$44,642	$182,092	$400,268	$124,198	$524,466
Transferred at a point in time	3,078	—	3,078	8,778	—	8,778
Non-subscription revenue
Transferred over time	476	110	586	1,597	254	1,851
Transferred at a point in time	148	15,058	15,206	657	40,866	41,523
Total revenue	$141,152	$59,810	$200,962	$411,300	$165,318	$576,618

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
	Presence	Commerce	Total	Presence	Commerce	Total
Subscription revenue
Transferred over time	$120,912	$30,177	$151,089	$341,263	$77,114	$418,377
Transferred at a point in time	2,104	—	2,104	6,446	—	6,446
Non-subscription revenue
Transferred over time	457	90	547	1,142	153	1,295
Transferred at a point in time	348	8,247	8,595	1,113	21,618	22,731
Total revenue	$123,821	$38,514	$162,335	$349,964	$98,885	$448,849
Revenue by Geography
Revenue by geography is based on the customer’s self-reported country identifier or, if not available, the billing address or IP address, and was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
United States	$130,133	$112,265	$398,693	$312,735
International	70,829	50,070	177,925	136,114
Total revenue	$200,962	$162,335	$576,618	$448,849
During the three months ended September 30, 2021, the Company identified certain revenues which should have been classified as international revenues during the first and second quarter. Accordingly, in the third quarter, the Company reclassified approximately $4,101 and $5,132 related to the first and second quarter, respectively, out of United States and into international revenue. Using the updated classification, the first, second and third quarter international year-over-year growth would have been 37%, 34% and 23%, respectively. Further, the first, second and third quarter United States year-over-year growth would have been 29%, 30% and 24%, respectively. No amounts were reclassified related to fiscal 2020.
There are currently no countries considered in International that are greater than 10% of total revenue.
Deferred Revenue
The deferred revenue balance as of September 30, 2021 and December 31, 2020 represents the Company’s aggregate remaining performance obligations that are expected to be recognized as revenue in subsequent periods. Generally, the Company’s contracts are for one year or less and the value for contracts with terms greater than one year is immaterial. The change in deferred revenue primarily reflects cash payments received during the period for which the performance obligation was not satisfied prior to the end of the period partially offset by $37,837 and $196,992 of revenues recognized during the three and nine months ended September 30, 2021, respectively, and $29,582 and $155,035 of revenues recognized during the three and nine months ended September 30, 2020, respectively.

SQUARESPACE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
Capitalized Contract Costs
Assets capitalized related to contract costs consisted of the following:

	September 30, 2021	December 31, 2020
Prepaid referral fees, current	$4,324	$3,452
Prepaid referral fees, non-current	7,297	7,018
Prepaid app fees, current	1,225	1,016
Sales commissions, current	142	—
Sales commissions, non-current	102	—
Total capitalized contract costs	$13,090	$11,486
Amortization of referral fees were $1,144 and $3,142 for the three and nine months ended September 30, 2021, respectively, and $806 and $1,881 for the three and nine months ended September 30, 2020, respectively, and were included in marketing and sales in the condensed consolidated statements of operations.
Amortization of app fees were $1,056 and $3,010 for the three and nine months ended September 30, 2021, respectively, and $829 and $1,941 for the three and nine months ended September 30, 2020, respectively, and were included in marketing and sales in the condensed consolidated statements of operations.
In addition, the Company capitalizes sales commissions paid to internal sales personnel relating to obtaining customer contracts for the Company's hospitality services. Amortization of capitalized commissions were $41 for the three and nine months ended September 30, 2021, respectively, and were included in marketing and sales in the condensed consolidated statements of operations.
There were no impairment charges recognized related to capitalized contract costs for the three and nine months ended September 30, 2021 and 2020.
Obligations for Returns, Refunds and Other Similar Obligations
The Company did not have any material change in revenue recognition from a previous period due to refunds, change in transaction price or other consideration variables. As of September 30, 2021 and December 31, 2020, obligations for refunds were $319 and $300, respectively, and are included in accrued liabilities in the condensed consolidated balance sheet.
4.Acquisitions
Acuity Scheduling, Inc.
On April 19, 2019, the Company acquired substantially all of the assets of Acuity Scheduling, Inc. (“Acuity”), an appointment scheduling and online bookings software solution, for $50,000 (“the Acuity Acquisition”). The total consideration was paid as follows: $25,000 was paid to the seller at closing, $15,000 was paid on the first anniversary of the closing date (the “Acquisition Liability”) and $10,000 was paid to a third-party escrow agent at the date of closing and was distributed on the second anniversary of the closing date.
The Acquisition Liability was paid by the Company on April 19, 2020 and is included in net cash provided by/(used in) financing activities in the condensed consolidated statements of cash flows. During the nine months ended September 30, 2020 total interest expense related to the Acquisition Liability was $188, which is included in interest expense in the condensed consolidated statement of operations.
Tock, Inc.
On March 31, 2021 (the "Tock Acquisition Date"), the Company acquired all of the equity interests in Tock, a reservation platform for prepaid reservations, access to restaurant management data, and other customization features. The purpose of the acquisition was to expand the Company’s complementary suite of services available with a platform for reservations, take-out, delivery and events for the hospitality industry. The total consideration for the transaction was $425,710, consisting of $226,821 of cash, $188,179 of the Company’s Class C common stock, and $10,710 of net working capital adjustments. The Company recognized this transaction as a business combination. The initial purchase accounting, including the identification and allocation of consideration to assets acquired, is not complete and the preliminary purchase price allocation is subject to further adjustment as additional information becomes available and as additional analyses and final valuations are completed. The Company expects to recognize approximately $93,000 of identifiable finite-lived intangible assets and $337,629 of goodwill related to the acquisition of Tock. The identifiable finite-lived intangible assets

SQUARESPACE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
are expected to be amortized over their useful lives which are estimated to be between 3 to 10 years. Goodwill associated with the acquisition of Tock is not amortizable for tax purposes.
The following table sets forth the preliminary allocation of the purchase price to the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed, with the excess recorded to goodwill:

Tock
Net tangible assets acquired	$13,004
Deferred income tax liability	(17,923)
Customer relationships – restaurants	64,000
Customer relationships – enterprise	19,000
Tradename	6,000
Developed technology	4,000
Net assets acquired	88,081
Consideration	425,710
Goodwill	$337,629

Amount
Consideration transferred	$425,710
Less: Issuances of Class C common stock	(188,179)
Less: Cash acquired	(18,350)
Less: Restricted cash	(17,011)
Cash paid for acquisitions, net of acquired cash	$202,170
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
The Company did not acquire any businesses during the three and nine months ended September 30, 2020.
5.Investment in Marketable Securities
The following tables represent the amortized cost, gross unrealized gains and losses and fair market value of the Company’s available-for-sale (“AFS”) marketable securities:

	September 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
Corporate bonds and commercial paper	$20,782	$7	$(2)	$20,787
Asset backed securities	7,086	22	—	7,108
U.S. treasuries	4,007	—	(2)	4,005
Total investment in marketable securities	$31,875	$29	$(4)	$31,900

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
Corporate bonds and commercial paper	$21,438	$55	$—	$21,493
Asset backed securities	7,820	94	—	7,914
U.S. treasuries	8,053	2	—	8,055
Total investment in marketable securities	$37,311	$151	$—	$37,462
AFS marketable securities that were in an unrealized loss position as of September 30, 2021 and December 31, 2020 were immaterial.

SQUARESPACE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
The contractual maturities of the investments classified as marketable securities were as follows:

	September 30, 2021	December 31, 2020
Due within 1 year	$25,850	$32,607
Due in 1 year through 5 years	6,050	4,855
Total investment in marketable securities	$31,900	$37,462
6.Fair Value of Financial Instruments
A summary of the Company’s investments in marketable securities (including, if applicable, those marketable securities classified as cash and cash equivalents) were as follows:

	September 30, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$81,084	$—	$—	$81,084
Available-for-sale debt securities
Corporate bonds and commercial paper	—	20,787	—	20,787
Asset backed securities	—	7,108	—	7,108
U.S. treasuries	4,005	—	—	4,005
Total	$85,089	$27,895	$—	$112,984

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$876	$—	$—	$876
Available-for-sale debt securities	—
Corporate bonds and commercial paper	—	21,493	—	21,493
Asset backed securities	—	7,914	—	7,914
U.S. treasuries	8,055	—	—	8,055
Total	$8,931	$29,407	$—	$38,338
The Company’s valuation techniques used to measure the fair value of money market funds and certain AFS marketable securities were derived from quoted prices in active markets for identical assets. The valuation techniques used to measure the fair value of the Company’s other debt securities, all of which have counterparties with high credit ratings, were valued based on quoted market prices or model driven valuations using significant inputs derived from or corroborated by observable market data. There were no transfers of financial instruments between Level 1, Level 2, and Level 3 during the periods presented.
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
7.Prepaid expenses and other current assets
Prepaid expenses and other current assets consisted of the following:

	September 30, 2021	December 31, 2020
Prepaid advertising	$2,684	$9,645
Prepaid income tax	20,535	16,924
Prepaid operational expenses	13,355	5,152
Receivables for leasehold improvements	9,498	1,211
Other current assets	11,089	4,452
Total prepaid expenses and other current assets	$57,161	$37,384

SQUARESPACE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
8.Goodwill and Intangible Assets, net
Goodwill
As of September 30, 2021 and December 31, 2020, the Company had goodwill of $420,800 and $83,171, respectively. The increase in goodwill during the three and nine months ended September 30, 2021 was directly related to the acquisition of Tock. Refer to Note 4 — Acquisitions for further information. There have been no impairment charges recognized relating to the goodwill recorded to date.
Intangible assets, net
The following tables summarize the carrying value of the Company’s finite-lived intangible assets:

	Useful Lives (in years)	September 30, 2021
		Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Technology	3 to 5	$18,533	$(7,661)	$10,872
Customer relationships	2 to 10	91,830	(12,304)	79,526
Tradenames	3 to 5	12,496	(5,108)	7,388
Total intangible assets, net		$122,859	$(25,073)	$97,786

	Useful Lives (in years)	December 31, 2020
		Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Technology	5	$14,533	$(4,818)	$9,715
Customer relationships	2 to 8	8,830	(3,348)	5,482
Tradenames	3	6,496	(2,825)	3,671
Total intangible assets, net		$29,859	$(10,991)	$18,868
Technology, customer relationships and tradenames have weighted-average remaining useful lives of 2.6 years, 9.3 years and 3.5 years, respectively. The weighted-average remaining useful life for finite-lived intangible assets was 8.1 years as of September 30, 2021.
Amortization of finite-lived intangible assets was included in the following line items in the condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenue	$1,068	$733	$2,842	$2,182
Marketing and sales	2,608	551	8,956	1,641
General and administrative	879	546	2,283	1,665
Total amortization of finite-lived intangible assets	$4,555	$1,830	$14,081	$5,488
The increase in marketing and sales expense during the nine months ended September 30, 2021 includes accelerated amortization of $3,230 associated with the Company’s acquired Videolicious, Inc. (“Videolicious”) customer relationships asset due to the change in useful life from 96 months to 26 months. The change in useful life reflects the Company’s decision to optimize presence and commerce revenues by utilizing Videolicious technology to expand products available to platform subscribers rather than through the sale of the Videolicious product to enterprise customers.
As of September 30, 2021, the expected future amortization expense for finite-lived intangible assets was as follows:

Year Ending December 31,	Amount
Remainder of 2021	$4,317
2022	15,564
2023	13,740
2024	10,849
2025	9,500
Thereafter	43,816
Total	$97,786

SQUARESPACE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
9.Accrued Liabilities
Accrued liabilities consisted of the following:

	September 30, 2021	December 31, 2020
Accrued marketing expenses	$26,571	$26,459
Accrued indirect taxes	17,817	13,463
Accrued leasehold improvement expenditures	2,422	—
Other accrued expenses	16,186	6,857
Total accrued liabilities	$62,996	$46,779
10.Debt
Debt outstanding as of September 30, 2021 and December 31, 2020 was as follows:

	September 30, 2021	December 31, 2020
Term Loan	$533,248	$543,437
Less: unamortized original issue discount	(2,815)	(3,356)
Less: unamortized deferred financing costs	(623)	(743)
Less: debt, current	(13,586)	(13,586)
Total debt, non-current	$516,224	$525,752
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
On December 11, 2020 (the “Modification Date”), the Company amended the 2019 Credit Agreement (“2020 Credit Agreement”) to increase the total size of the 2019 Term Loan to $550,000 (collectively, the “2020 Term Loan”) with the same lending institutions as the 2019 Credit Facility (collectively, the “Credit Facility”) and extend the maturity date for the 2020 Term Loan and the 2019 Revolving Credit Facility (as extended, the "Revolving Credit Facility") to December 11, 2025 (collectively, the “Modification”).
As of September 30, 2021, $9,643 was outstanding under the Revolving Credit Facility in the form of outstanding letters of credit and $15,357 remained available for borrowing by the Company. The letters of credit issued as of September 30, 2021 were related to certain of the Company's operating lease agreements for certain offices that require security deposits in the form of cash or an irrevocable letter of credit. The letters of credit issued are subject to a fee equal to the interest rate on the Credit Facility. In addition, the Revolving Credit Facility is subject to an unused commitment fee of 0.20% to 0.25%, depending on the consolidated total debt to consolidated EBITDA ratio as defined by the 2020 Credit Agreement, quarterly to the lenders in respect of the unutilized commitments.
The 2020 Credit Agreement contains certain customary affirmative covenants and events of default. The negative covenants in the Credit Facility include, among other items, limitations on the ability, subject to negotiated exceptions, to incur additional indebtedness or issue additional preferred stock of the Company, to create or issue certain liens on certain assets, to enter into agreements related to mergers and acquisitions, including the sale of certain assets or disposition of assets, or declare, make or pay dividends and distributions. As a result of the Modification, commencing with the fiscal quarter ended December 31, 2020, the Company is required to maintain an indebtedness to consolidated EBITDA ratio of not more than 4.50, tested as of the last day of each fiscal quarter, with a step-down to 4.25 for the fiscal quarters ending March 31, 2022 and June 30, 2022, a further step-down to 4.00 for the fiscal quarters ending September 30, 2022 and December 31, 2022 and a final step-down to 3.75 for the fiscal quarter ending March 31, 2023 and each fiscal quarter thereafter (the “Financial Covenant”), subject to customary equity cure rights. The Financial Covenant is subject to a 0.50 step-up in the event of a material permitted acquisition, which the Company can elect to implement up to two times during the life of the facility. The Company did not elect to implement this step-up as a result of the acquisition of Tock. If the Company is not in compliance with the covenants under the 2020 Credit Agreement or the Company otherwise experiences an event of default, the lenders would be entitled to take various actions, including acceleration of amounts due under the 2020 Credit Agreement. As of September 30, 2021, the Company was in compliance with all applicable covenants, including the Financial Covenant.
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
The scheduled principal payments required under the terms of the 2020 Credit Facility were as follows:

Year Ending December 31,	Amount
Remainder of 2021	$3,397
2022	13,586
2023	40,758
2024	40,758
2025	434,749
Total	$533,248
11.Income Taxes
During interim periods, the Company uses the estimated annual effective tax rate approach to determine the (provision for)/benefit from income taxes except for jurisdictions for which a loss is expected for the year and no benefit can be realized for those losses, and the tax effect of discrete items occurring during the period. The estimated annual effective tax rate is based on forecasted annual results which may fluctuate due to significant changes in the forecasted/actual results and any other transaction that results in differing tax treatment.
For the three months ended September 30, 2021 and 2020, the Company recorded an income tax expense of $3,756 and an income tax expense of $3,917, respectively, which resulted in an effective tax rate of (57.0)% and (17.9)%, respectively. For the nine months ended September 30, 2021 and 2020, the Company recorded an income tax benefit of $12,439 and an income tax expense of $4,147 respectively, which resulted in an effective tax rate of 5.1% and (13.6)%, respectively.
The Company’s estimated annual effective income tax rate for the three and nine months ended September 30, 2021 differed from the statutory rate of 21% primarily due to nondeductible executive compensation, nondeductible transaction expenses, valuation allowance for certain state deferred taxes, minimum taxes, partially offset by windfall on stock-based compensation and research and development tax credits.
The Company’s estimated annual effective income tax rate for the three and nine months ended September 30, 2020 differed from the statutory rate of 21% primarily due to windfall on stock-based compensation and research and development tax credits, partially offset by state and local taxes and nondeductible expenses.
As of September 30, 2021, based on the weight of all positive and negative evidence, the Company recorded a valuation allowance for certain state deferred tax assets due to uncertainty regarding our future taxable income. We have considered, among other things, the forecasted taxable losses over the next three years, as a significant piece of objective negative evidence. Absent any tax planning strategies, the Company expects its overall effective tax rate to be subject to significant variability for the foreseeable future as any tax benefit related to future state losses will be offset by the valuation allowance.
As of September 30, 2021, the Company had unrecognized tax benefits of $6,948, of which $1,095 would affect the effective tax rate if recognized and the remainder of $5,853 would not affect the effective tax rate due to the valuation allowance. There were no unrecognized tax benefits as of September 30, 2020. The increase was primarily due to tax positions taken during the current and prior periods. The Company is unable to reasonably estimate the timing of long-term payments or the amount by which the liability will increase or decrease. The Company’s policy is to classify accrued interest and penalties related to unrecognized tax benefits in the (provision for)/benefit from income taxes in the condensed consolidated statement of operations. There were no accrued interest and penalties as of September 30, 2021 and September 30, 2020.
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
The Company’s corporate income tax returns for the years ended December 31, 2017 through December 31, 2020 remain subject to examination by the Internal Revenue Service. The Company’s corporate income tax returns for the years

SQUARESPACE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
ended December 31, 2016 through December 31, 2020 remain subject to examination by taxing authorities in various U.S. states and Ireland. In addition, in the U.S., any net operating losses or credits that were generated in prior years but utilized in open years may also be subject to examination.
12.Commitments and Contingencies
Indirect Taxes
The Company is subject to indirect taxation in some, but not all, of the various U.S. states and foreign jurisdictions in which it conducts business. Therefore, the Company has an obligation to charge, collect and remit Value Added Tax (“VAT”) or Goods and Services Tax (“GST”) in connection with certain of its foreign sales transactions and sales and use tax in connection with eligible sales to subscribers in certain U.S. states. On June 21, 2018, the U.S. Supreme Court overturned the physical presence nexus standard and held that states can require remote sellers to collect sales and use tax. In addition, U.S. states and foreign jurisdictions have and continue to enact laws which expand tax collection and remittance obligations of e-commerce platforms. As a result of these rulings, recently enacted laws, and the scope of the Company’s operations, taxing authorities continue to provide regulations that increase the complexity and risks to comply with such laws and could result in substantial liabilities, prospectively as well as retrospectively. Based on the information available, the Company continues to evaluate and assess the jurisdictions in which indirect tax nexus exists and believes that the indirect tax liabilities are adequate and reasonable. However, due to the complexity and uncertainty around the application of these rules by taxing authorities, results may vary materially from the Company’s expectations. The Company had an indirect tax liability of $17,817 and $13,463 as of September 30, 2021 and December 31, 2020, respectively, which is included in accrued liabilities in the condensed consolidated balance sheets.
Leases
On March 31, 2021, the Company assumed a long-term operating lease originally entered into by Tock for its office space in Chicago, Illinois which expires on March 31, 2023. As of September 30, 2021, the remaining minimum lease commitment is approximately $730, of which $108 is to be paid during the fiscal year ended December 31, 2021. Refer to Note 4 — Acquisitions for further information on the acquisition of Tock.
On July 8, 2021, the Company entered a new operating lease agreement which will expand its office space in Chicago, Illinois. Future commitments under the new lease will approximate $25,708 over the term expiring in the first half of 2034. Pursuant to the new lease agreement, the Company was issued an additional letter of credit for $2,500 related to the required security deposit for the location. Refer to Note 10 — Debt for further information on the Company's credit facility.
Certain Risks and Concentrations
The Company’s revenues were principally generated from SaaS customers establishing their online presence. The market is highly competitive and rapidly changing. Significant changes in this industry, technological advances or changes in customer buying behavior could adversely affect the Company’s future operating results.
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
The redemption value of the redeemable convertible preferred stock immediately prior to the conversion into common stock was as follows:

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
Each outstanding share of the Company's Class B common stock is convertible into one share of Class A common stock at any time. During the nine months ended September 30, 2021, an aggregate of 17,382,845 shares of the Company's outstanding Class B common stock converted into an aggregate of 17,382,845 shares of Class A common stock. In addition, the Company increased the number of authorized shares of Class B common stock, par value $0.0001 per share, to 100,000,000.
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
On May 10, 2021, the Company created a new Class C common stock pursuant to the Company's amended and restated certificate of incorporation. The Company authorized 1,000,000,000 shares of the new Class C common stock, par value $0.0001 per share. The board of directors has the authority, without stockholder approval except as required by the NYSE, to issue shares of our Class C common stock. The new Class C common stock is not convertible into shares of Class A common stock or shares of Class B common stock and has no voting rights. As of September 30, 2021, the Company has not issued any shares of the new Class C common stock.
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
During the three and nine months ended September 30, 2021, the Company did not declare any dividends.
15.Accumulated Other Comprehensive Income/(Loss)
Accumulated other comprehensive income/(loss) activity for the three and nine months ended September 30, 2021 was as follows:

	Foreign Currency Translation Adjustments	Net Unrealized gains/(losses) on marketable securities	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2020	$2,341	$114	$2,455
Other comprehensive loss before reclassifications	(1,282)	(45)	(1,327)
Other comprehensive loss	(1,282)	(45)	(1,327)
Balance at March 31, 2021	$1,059	$69	$1,128
Other comprehensive income (loss) before reclassifications	788	(46)	742
Other comprehensive income (loss)	788	(46)	742
Balance at June 30, 2021	$1,847	$23	$1,870
Other comprehensive loss before reclassifications	$(861)	$(35)	$(896)
Other comprehensive income (loss)	(861)	(35)	(896)
Balance at September 30, 2021	$986	$(12)	$974

SQUARESPACE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
Accumulated other comprehensive income/(loss) activity for the three and nine months ended September 30, 2020 was as follows:

	Foreign Currency Translation Adjustments	Net Unrealized gains/(losses) on marketable securities	Total Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2019	$(187)	$79	$(108)
Other comprehensive loss before reclassifications	(353)	(181)	(534)
Other comprehensive loss	(353)	(181)	(534)
Balance at March 31, 2020	$(540)	$(102)	$(642)
Other comprehensive income before reclassifications	670	404	1,074
Amounts reclassified from accumulated other comprehensive income	—	2	2
Other comprehensive income	670	406	1,076
Balance at June 30, 2020	$130	$304	$434
Other comprehensive income (loss) before reclassifications	1,145	(108)	1,037
Other comprehensive income (loss)	1,145	(108)	1,037
Balance at September 30, 2020	$1,275	$196	$1,471
Amounts reclassified out of accumulated other comprehensive income, net of taxes, during the three and nine months ended September 30, 2021 and 2020 were immaterial.
16.Stock-based Compensation
Stock Options
Squarespace, Inc. Amended and Restated 2008 Equity Incentive Plan
In January 2008, the Company established and approved the Squarespace, Inc. 2008 Equity Incentive Plan which was ratified in 2010 and was subsequently amended and restated in March 2016 (“the 2008 Plan”). Under the 2008 Plan, which covers certain employees and consultants, the Company granted shares of its Class B common stock in the form of stock options. After November 17, 2017, there were no additional grants issued from the 2008 Plan.
Stock options in common stock exercised were 194,360 and 3,170,597 during the three and nine months ended September 30, 2021, respectively, and 83,838 and 402,526 during the three and nine months ended September 30, 2020, respectively. Cash consideration for stock options exercised were $630 and $4,196 during the three and nine months ended September 30, 2021, respectively, and $141 and $768 for the three and nine months ended September 30, 2020, respectively.
Restricted Stock Units (RSUs)
Squarespace, Inc. 2017 Equity Incentive Plan
On November 17, 2017, the Company’s board of directors approved the Squarespace, Inc. 2017 Equity Incentive Plan (“the 2017 Plan”). Under the 2017 Plan, the Company may grant shares of its Class A common stock in the form of RSUs, stock options, stock appreciation rights, performance stock awards and other stock awards. RSUs generally vest over four years and are measured based on the fair market value of the underlying Class A common stock on the date of grant, as determined by the Company’s board of directors. After April 15, 2021, there were no additional grants issued from the 2017 Plan.
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

SQUARESPACE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
A summary of the Company’s RSU activity for the 2017 Plan and 2021 Plan during the three and nine months ended September 30, 2021 is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value Per RSU
RSUs outstanding – December 31, 2020	5,441,475	$21.27
RSUs granted	726,673	63.73
RSUs vested	(525,920)	17.47
RSUs forfeited and cancelled	(83,923)	24.72
RSUs outstanding – March 31, 2021	5,558,305	27.53
RSUs granted	473,541	$56.03
RSUs vested	(607,038)	$17.13
RSUs forfeited and cancelled	(126,033)	$26.32
RSUs outstanding – June 30, 2021	5,298,775	$31.28
RSUs granted	198,978	$45.91
RSUs vested	(222,108)	$27.12
RSUs forfeited and cancelled	(118,181)	$30.57
RSUs outstanding – September 30, 2021	5,157,464	$32.04
During the three and nine months ended September 30, 2021, the weighted-average fair value of share units vested was $9,672 and $66,247, respectively. As of September 30, 2021, there was $158,947 of total unrecognized compensation costs related to RSU grants that are expected to be recognized, respectively, over a weighted-average period of 2.9 years.
In connection with the vesting of the RSUs, the Company reacquired 95,248 and 612,457 shares for $4,142 and $29,877 during the three and nine months ended September 30, 2021, respectively, in order to satisfy employee tax withholding obligations. The employees received the net number of shares after consideration to those reacquired.
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
On May 19, 2021, upon completion of the Direct Listing, 4,460,858 shares of Class B common stock vested in accordance with the CEO Stock Grant Agreement. As a result, the Company recorded stock-based compensation expense of $229,288 in general and administrative expenses in the condensed consolidated statements of operations during the nine months ended September 30, 2021.
Tock Selling Shareholder RSUs
On March 31, 2021, the Company issued 438,468 shares of Class C common stock in the form of RSUs to certain selling shareholders of Tock, which will vest over three years contingent upon continued service. Immediately prior to the registration statement in connection with the Direct Listing being declared effective, the shares of Class C common stock automatically converted to Class A common stock, Note 14 — Stockholders' Equity/(Deficit) for further information. These RSUs were issued outside of the 2017 Plan and 2021 Plan. The weighted-average grant price of these RSUs was $68.42 per share. Accordingly, the Company will recognize $30,000 as compensation expense over the requisite 3 year service period on a straight-line basis.
During the three and nine months ended September 30, 2021, the Company recorded compensation expense of $2,408 and $4,817, respectively, related to the RSUs issued to certain selling shareholders of Tock in general and administrative expenses in the condensed consolidated statements of operations.

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
The Company estimated the fair value of the Casalena Performance Award on the grant date to be approximately $83,534 using a Monte Carlo simulation with a weighted-average grant date fair value of $30.38 per Class A common share. The Company will recognize the fair value of the award as stock-based compensation expense using the accelerated attribution method over the longer of (i) the period of time the market condition for each tranche is expected to be met (i.e., the derived service period) or (ii) the service vesting condition of four years.
The applicable stock price targets are as follows:

Company Stock Price Target	Cumulative Number of Shares of Vest
$105.00	275,000
$140.00	550,000
$175.00	825,000
$210.00	1,100,000
$245.00	1,375,000
$280.00	1,650,000
$315.00	1,925,000
$350.00	2,200,000
$385.00	2,475,000
$420.00	2,750,000
During the three and nine months ended September 30, 2021, the Company recorded compensation expense of $8,762 and $16,009, respectively, related to the Casalena Performance Award in general and administrative expenses in the condensed consolidated statements of operations.
Stock-Based Compensation
The classification of stock-based compensation by line item in the condensed consolidated statement of operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenue	$440	$202	$1,095	$568
Research and product development	8,782	5,522	23,820	15,468
Marketing and sales	1,716	882	4,457	2,305
General and administrative	12,796	1,047	254,727	4,482
Total stock-based compensation	$23,734	$7,653	$284,099	$22,823
The amount above excludes $198 and $240 of stock compensation capitalized as property and equipment, net, for the three and nine months ended September 30, 2021, respectively, and $58 and $128 for the three and nine months ended September 30, 2020, respectively.

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
The following table summarizes the shares available under the 2008 and 2017 Plans:

Shares Available Under the 2008 and 2017 Plans
Balance as of December 31, 2020	8,728,327
Granted	(726,673)
Forfeited and expired	87,361
Reacquired to satisfy employee tax withholding obligations	270,089
Balance as of March 31, 2021	8,359,104
Casalena Performance Award granted	(2,750,000)
Forfeited and expired	126,640
Reacquired to satisfy employee tax withholding obligations	247,120
Balance as of June 30, 2021	5,982,864
Forfeited and expired	118,181
Reacquired to satisfy employee tax withholding obligations	95,248
Balance as of September 30, 2021	6,196,293
On May 9, 2021, upon effectiveness of the 2021 Plan, the Company included an additional 19,250,000 Class A common shares available for issuance. The following table summarizes the shares available for future issuance under the 2021 Plan:

Shares Available for Future Grant Under the 2021 Plan
Balance as of December 31, 2020	—
Class A common shares available for issuance	19,250,000
RSUs granted	(672,519)
Balance as of September 30, 2021	18,577,481
17.Related Party Transactions
During the three months ended September 30, 2021, the Company's Chief Financial Officer was appointed to the board of directors of Avalara, Inc. Transactions between Avalara, Inc. and the Company were not material for the three months ended September 30, 2021.
Certain members of Tock's senior management have an ownership in several of the Company's restaurant customers. For the three months ended September 30, 2021, these restaurant customers contributed revenue of $196. For the nine months ended September 30, 2021, which includes results from the Tock Acquisition Date through September 30, 2021, these restaurant customers contributed revenue of $347. As of September 30, 2021, the Company had a liability of $2,637 due to these restaurant customers, which primarily represents diner prepayments, and is included in funds due to customers in the condensed consolidated balance sheets.
On September 1, 2014, the Company entered into an agreement with Getty Images to resell certain content to the Company’s customers. The Deputy Chairman of Getty Images is a member of the Company’s board of directors. Transactions recorded in connection with this agreement were not material as of September 30, 2021 and 2020.
18.   Net Income/(Loss) per Share Attributable to Class A, Class B and Class C Common Stockholders
The Company computes net income/(loss) per share of Class A common stock, Class B common stock and Class C common stock under the two-class method required for multiple classes of common stock and participating securities. The rights, including the liquidation and dividend rights, of the Class A common stock, Class B common stock and Class C common stock are substantially identical, other than voting rights. Accordingly, the Class A common stock, Class B common stock and Class C common stock share in the Company’s net income/(loss). Each share of Class C common stock was automatically converted into shares of Class A common stock immediately prior to the registration statement in connection with the Direct Listing being declared effective.

SQUARESPACE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
The following table sets forth the computation of basic and diluted loss per share attributable to Class A, Class B and Class C common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net income/(loss)	$2,839	$17,924	$(232,839)	$26,331
Less: accretion of redeemable convertible preferred stock to redemption value	—	(1,225)	(969)	(3,602)
Less: undistributed earnings to participating securities	—	(13,736)	—	(18,742)
Net income/(loss) attributable to Class A, Class B, and Class C common stockholders, basic	$2,839	$2,963	$(233,808)	$3,987
Add: reallocation of net income attributable to participating securities	—	878	—	1,098
Net income/(loss) attributable to Class A, Class B, and Class C common stockholders, dilutive	$2,839	$3,841	$(233,808)	$5,085
Denominator:
Weighted-average shares used in computing net loss per share attributable to Class A, Class B and Class C common stockholders, basic	75,580,940	22,535,791	80,746,637	22,221,531
Effect of dilutive securities	4,626,138	8,665,952	—	7,881,623
Weighted-average shares used in computing net loss per share attributable to Class A, Class B and Class C common stockholders, dilutive	80,207,078	31,201,743	80,746,637	30,103,154
Net income/(loss) per share attributable to Class A, Class B, and Class C common stockholders, basic	$0.04	$0.13	$(2.90)	$0.18
Net income/(loss) per share attributable to Class A, Class B, and Class C common stockholders, dilutive	$0.04	$0.12	$(2.90)	$0.17
The following weighted-average outstanding shares of potentially dilutive securities were excluded from the computation of diluted income per share attributable to Class A, Class B and Class C common stockholders for the periods presented because including them would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Outstanding stock options	—	—	2,041,248	—
Restricted stock units	1,406,837	136,402	5,595,932	59,752
Total	1,406,837	136,402	7,637,180	59,752

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended December 31, 2020 included in the Final Prospectus for our Direct Listing filed with the SEC, pursuant to Rule 424(b)(4) on May 19, 2021. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual business, financial condition and results of operations could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q and in our Final Prospectus for our Direct Listing. See also “Cautionary Note Regarding Forward-Looking Statements.” Our historical results are not necessarily indicative of the results that may be expected for any period in the future.
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
•On March 31, 2021, we acquired Tock, Inc., a reservation management system tool for time slotted businesses primarily serving restaurants and hospitality businesses.
•In May 2021, we became a public company through a direct listing on the NYSE.
We primarily derive revenue from monthly and annual subscriptions to our presence and commerce solutions. Subscription revenue accounted for 92.1% and 92.5% of our total revenue for the three and nine months ended September 30, 2021, respectively, and 94.4% and 94.6% of our total revenue in the three and nine months ended September 30, 2020, respectively. Payments for our subscription plans are generally collected at the beginning of the subscription period and we generally recognize the associated revenue ratably over the term of the customer contract. Non-subscription revenue primarily consists of commerce transaction fees received through revenue sharing arrangements with payment processors that handle our customers’ commerce transactions as well as revenue we generate from third-party services we offer that provide additional functionality to our customers.
We generated revenue of $201.0 million and $576.6 million for the three and nine months ended September 30, 2021, respectively, and $162.3 million and $448.8 million in the three and nine months ended September 30, 2020, respectively. We believe we have a stable and predictable business model driven by efficient customer acquisition and the adoption by our customers over time of higher value offerings and add-on subscriptions. Our platform serves all types of customers, from SMBs and independent creators, such as restaurants, photographers, wedding planners, artists, musicians and bloggers, to iconic brands. No individual unique subscription accounted for more than 1% of our total bookings for the three and nine months ended September 30, 2021 or September 30, 2020.
Key Factors Affecting Our Performance
Acquisition of new and retention of existing unique subscriptions
The growth of new unique subscriptions to our platform is the primary driver of our revenue growth. The number of unique subscriptions to our platform has grown sequentially across 23 consecutive quarters, rising to 4.0 million unique subscriptions as of September 30, 2021, representing an increase of 13.5% relative to September 30, 2020. In order to continue to grow the number of unique subscriptions, we intend to continue to invest in our marketing efforts, develop new points of entry to our platform and expand internationally. We increased our marketing and sales spend over 33% during the nine months ended September 30, 2021 relative to the nine months ended September 30, 2020. We view this increased spending as a long-term investment in our business that would attract new unique subscriptions. We believe that our easy-to-customize and design-first solutions drive consistent cash retention. Our cash retention rate is the percentage of revenue share and subscription bookings received in the current period from website and domain subscriptions in existence during the same period in the prior year. In calculating cash retention, revenue share from contractual arrangements is allocated to the relevant subscription base based on the gross merchandise value (“GMV”) processed on the platform.
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
We are continuing to invest and innovate in our commerce offerings to enable customers to build the most impactful online stores, deepen our functionality in physical commerce and establish leadership in services and hospitality services. Our commerce revenue was $59.8 million and $165.3 million for the three and nine months ended September 30, 2021, representing 55.3% and 67.2% growth from the same periods in 2020, respectively. Ultimately, we believe the adoption of our commerce offerings by new and existing customers will help drive our long-term revenue growth.
Investments in product innovation
We rely on hiring and retaining a talented product development workforce. The success of our customers relies on the innovation tied to this workforce and our ability to remain agile to address customer needs. Our research and product development expenses were $48.8 million and $139.7 for the three and nine months ended September 30, 2021, respectively, representing 27.1% and 26.4% growth over the same periods in 2020, respectively.
Foreign currency fluctuations
As of September 30, 2021, we had customers in over 200 countries and territories and our international customers represented approximately 30% of our total bookings. As foreign currency exchange rates change, translation of the statements of operations of our international businesses into U.S. dollars may affect year-over-year comparability of our operating results.
Key Components of Results of Operations
Revenue
We primarily derive revenue from monthly and annual subscriptions. Typically, annual and monthly subscriptions represent 70% and 30% of total subscriptions, respectively. Revenue is also derived from non-subscription services, including fixed percentages or fixed fees earned on revenue share arrangements with third parties and on sales made through our customers’ sites. Payments received for subscriptions in advance of fulfillment of our performance obligations are recorded as deferred revenue. Subscription plans automatically renew unless advanced notice is provided to us. We primarily recognize subscription revenue ratably on a straight-line basis, net of a reserve for refunds. Transaction fee revenue and revenue generated from third parties is recognized at a point in time, when the sale has been completed.
We disaggregate our revenue by product type in accordance with the following definitions:
Presence
Presence revenue primarily consists of fixed-fee subscriptions to our plans that offer core platform functionalities, currently branded “Personal” and “Business” plans in our offerings. Presence revenue also consists of fixed fee subscriptions related to additional entry points for starting online such as domain managed services and social media stories. Additionally, presence revenue is derived from third-party solutions related to email services and access to third-

party content to enhance online presence. For customers in need of a larger scale solution, we have an enterprise offering where revenue is recognized over the life of the contract.
Commerce
Commerce revenue primarily consists of fixed-fee subscriptions to our plans that offer all the features of presence plans including additional features that support end to end commerce transactions, currently branded “Basic” and “Advanced” in our plan offerings. Commerce revenue also includes fixed-fee subscriptions to a number of other tools that support running an online business such as marketing, member areas, and scheduling tools. Non-subscription revenue is derived from fixed fees earned on revenue share arrangements with commerce partners, and fixed transaction fees earned on sales made through Business plan sites. Additionally, commerce revenue consists of fixed-fee subscriptions and other revenues related to hospitality services.
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
Marketing and sales
Marketing and sales expenses include costs related to advertisements used to drive customer acquisition, employee-related expenses related to our brand, customer acquisition and creative assets, affiliate fees on customer referrals, sales commissions, and allocated shared costs. Depending on the nature of the advertising, costs are expensed at the time a commercial initially airs, when a promotion first appears in the media or as incurred. Affiliate fees on customer referrals are deferred and recognized ratably over the expected period of our relationship with the new customer. In addition, we capitalize sales commissions paid to internal sales personnel relating to obtaining customer contracts for hospitality services.
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
Other income/(loss), net
Other income/(loss), net is primarily comprised of net investment income and realized and unrealized foreign currency gains and losses. See “— Quantitative and Qualitative Disclosures About Market Risk — Foreign Currency Exchange Risk.”
(Provision for)/benefit from income taxes
We are subject to income taxation and file U.S. federal income tax returns as well as income tax returns in the various U.S. states and foreign jurisdictions in which we conduct business. During interim periods, we use the estimated annual effective tax rate approach to determine the (provision for)/benefit from income taxes except for jurisdictions for which a loss is expected for the year and no benefit can be realized for those losses, and the tax effect of discrete items occurring during the period. The estimated annual effective tax rate is based on forecasted annual results which may fluctuate due to significant changes in the forecasted/actual results and any other transaction that results in differing tax treatment.
Results of Operations
The following table sets forth our consolidated statements of operations information for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2021	2020	2021	2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$200,962	$162,335	$576,618	$448,849
Cost of revenue(1)	32,868	24,550	92,777	72,166
Gross profit	168,094	137,785	483,841	376,683
Operating expenses:
Research and product development(1)	48,769	38,379	139,692	110,497
Marketing and sales(1)	80,249	59,656	249,005	186,490
General and administrative(1)	32,091	11,961	336,337	37,570
Total operating expenses	161,109	109,996	725,034	334,557
Operating income/(loss)	6,985	27,789	(241,193)	42,126
Interest expense	(2,491)	(2,460)	(8,578)	(8,046)
Other income/(loss), net	2,101	(3,488)	4,493	(3,602)
Income/(loss) before (provision for)/benefit from income taxes	6,595	21,841	(245,278)	30,478
(Provision for)/benefit from income taxes	(3,756)	(3,917)	12,439	(4,147)
Net income/(loss)	$2,839	$17,924	$(232,839)	$26,331
__________________
(1)Includes stock-based compensation as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2021	2020	2021	2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Cost of revenue	$440	$202	$1,095	$568
Research and product development	8,782	5,522	23,820	15,468
Marketing and sales	1,716	882	4,457	2,305
General and administrative (a)	12,796	1,047	254,727	4,482
Total stock-based compensation	$23,734	$7,653	$284,099	$22,823
(a)    During the nine months ended September 30, 2021, we incurred $229.3 million of additional stock-based compensation expense associated with the lapse of vesting conditions upon consummation of the Direct Listing.

The following table sets forth our consolidated statements of operations information as a percentage of total revenue for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	16.4%	15.1%	16.1%	16.1%
Gross profit	83.6%	84.9%	83.9%	83.9%
Operating expenses:
Research and product development	24.3%	23.6%	24.2%	24.6%
Marketing and sales	39.9%	36.7%	43.2%	41.5%
General and administrative	16.0%	7.4%	58.3%	8.4%
Total operating expenses	80.2%	67.8%	125.7%	74.5%
Operating income/(loss)	3.5%	17.1%	(41.8)%	9.4%
Interest expense	(1.2)%	(1.5)%	(1.5)%	(1.8)%
Other income/(loss), net	1.0%	(2.1)%	0.8%	(0.8)%
Income/(loss) before (provision for)/benefit from income taxes	3.3%	13.5%	(42.5)%	6.8%
(Provision for)/benefit from income taxes	(1.9)%	(2.4)%	2.2%	(0.9)%
Net income/(loss)	1.4%	11.0%	(40.4)%	5.9%
The following table sets forth our consolidated revenue by geographic location and our consolidated revenue by geographic location as a percentage of total revenue for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
($ in thousands, except percentages)	2021	2020	Amount	%	2021	2020	Amount	%
	(Unaudited)	(Unaudited)			(Unaudited)	(Unaudited)
United States	$130,133	$112,265	$17,868	15.9%	$398,693	$312,735	$85,958	27.5%
International	70,829	50,070	20,759	41.5%	177,925	136,114	41,811	30.7%
Total revenue	$200,962	$162,335	$38,627	23.8%	$576,618	$448,849	$127,769	28.5%
Percentage of total revenue:
United States	64.8%	69.2%			69.1%	69.7%
International	35.2%	30.8%			30.9%	30.3%
Total revenue	100%	100%			100%	100%

During the three months ended September 30, 2021, we identified certain revenues which should have been classified as international revenues during the first and second quarter. Accordingly, in the third quarter, we reclassified approximately $4.1 million and $5.1 million related to the first and second quarter, respectively, out of United States and into international revenue. Using the updated classification, the first, second and third quarter international year-over-year growth would have been 37%, 34% and 23%, respectively. Further, the first, second and third quarter United States year-over-year growth would have been 29%, 30% and 24%, respectively. No amounts were reclassified related to fiscal 2020.

Comparison of the Three Months Ended September 30, 2021 and 2020
Revenue

	Three Months Ended September 30,		Change
($ in thousands, except percentages)	2021	2020	Amount	%
	(Unaudited)	(Unaudited)
Presence	$141,152	$123,821	$17,331	14.0%
Commerce	59,810	38,514	21,296	55.3%
Total revenue	$200,962	$162,335	$38,627	23.8%
Percentage of total revenue:
Presence	70.2%	76.3%
Commerce	29.8%	23.7%
Total revenue	100%	100%
Presence Revenue
Presence revenue increased $17.3 million, or 14.0%, for the three months ended September 30, 2021 compared to the same period in 2020. The increase was the result of the retention of our existing subscriptions, which is a reflection of the sustained demand for an online presence as more brands look to expand their digital operations.
Commerce Revenue
Commerce revenue increased $21.3 million, or 55.3%, for the three months ended September 30, 2021 compared to the same period in 2020. We believe the increase was primarily driven by the retention of existing subscriptions as well as the addition of hospitality services.
Cost of Revenue and Gross Profit

	Three Months Ended September 30,		Change
($ in thousands, except percentages)	2021	2020	Amount	%
	(Unaudited)	(Unaudited)
Cost of revenue	$32,868	$24,550	$8,318	33.9%
Gross profit	$168,094	$137,785	$30,309	22.0%
Percentage of total revenue:
Cost of revenue	16.4%	15.1%
Gross profit	83.6%	84.9%
Cost of revenue
Cost of revenue increased $8.3 million, or 33.9%, for the three months ended September 30, 2021 compared to the same period in 2020. The increase was primarily driven by increased payment processing fees and hosting costs associated with our growing subscription base and hospitality services. The increase was also driven by payroll and associated benefits expenses for customer support associated with hospitality services.
Gross profit
Gross profit increased $30.3 million, or 22.0%, for the three months ended September 30, 2021 compared to the same period in 2020. As a percentage of total revenue, gross profit decreased from 84.9% to 83.6% for the three months ended September 30, 2021 as compared to the same period in 2020. The deceleration is a reflection of increased payment processing fees associated with hospitality services. Commerce revenue comprised 29.8% of total revenue during the three months ended September 30, 2021 as compared to 23.7% for the same period in 2020.

Operating expenses:
Research and product development

	Three Months Ended September 30,		Change
($ in thousands, except percentages)	2021	2020	Amount	%
	(Unaudited)	(Unaudited)
Research and product development	$48,769	$38,379	$10,390	27.1%
Percentage of total revenue	24.3%	23.6%
Research and product development expenses increased $10.4 million, or 27.1%, for the three months ended September 30, 2021 compared to the same period in 2020, primarily due to payroll and associated benefits expenses related to increased headcount in support of our product development roadmap.
Marketing and sales

	Three Months Ended September 30,		Change
($ in thousands, except percentages)	2021	2020	Amount	%
	(Unaudited)	(Unaudited)
Marketing and sales	$80,249	$59,656	$20,593	34.5%
Percentage of total revenue	39.9%	36.7%
Marketing and sales expenses increased $20.6 million, or 34.5%, for the three months ended September 30, 2021 compared to the same period in 2020, primarily due to increased advertising spend in multiple brand and direct response channels both domestically and internationally. The increase was also driven by increased payroll and associated benefits related to increased headcount in support of our expanded marketing operations as well as the amortization of intangible assets associated with our acquisition of Tock.
General and administrative

	Three Months Ended September 30,		Change
($ in thousands, except percentages)	2021	2020	Amount	%
	(Unaudited)	(Unaudited)
General and administrative	$32,091	$11,961	$20,130	168.3%
Percentage of total revenue	16.0%	7.4%
General and administrative expenses increased $20.1 million, or 168.3%, for the three months ended September 30, 2021 compared to the same period in 2020, primarily due to stock-based compensation expense associated with our CEO's performance stock award and payroll and associated benefits related to increased headcount. The increase was also driven by an increase in indirect tax expense and expenses associated with business insurance.
Interest expense

	Three Months Ended September 30,		Change
($ in thousands, except percentages)	2021	2020	Amount	%
	(Unaudited)	(Unaudited)
Interest expense	$(2,491)	$(2,460)	$31	1.3%
Percentage of total revenue	(1.2)%	(1.5)%
Interest expense increased $0.03 million, or 1.3%, for the three months ended September 30, 2021 compared to the same period in 2020. The increase was primarily due to higher total debt outstanding related to our amended credit agreement offset by favorable interest rates for the three months ended September 30, 2021 as compared to the same period in 2020 .
Other income/(loss), net

	Three Months Ended September 30,		Change
($ in thousands, except percentages)	2021	2020	Amount	%
	(Unaudited)	(Unaudited)
Other income/(loss), net	$2,101	$(3,488)	$(5,589)	(160.2)%
Percentage of total revenue	1.0%	(2.1)%

Other income/(loss), net was in a net income position of $2.1 million for the three months ended September 30, 2021 compared to a net loss position of $3.5 million during the same period in 2020. The change was primarily due to unrealized gains resulting from favorable foreign exchange rates for the three months ended September 30, 2021 as compared to the same period in 2020.
(Provision for)/benefit from income taxes
For the three months ended September 30, 2021 and 2020, we recorded an income tax expense of $3,756 and an income tax expense of $3,917, respectively, which resulted in an effective tax rate of (57.0)% and (17.9)%, respectively.
Our estimated annual effective income tax rate for the three months ended September 30, 2021 differed from the statutory rate of 21% primarily due to nondeductible executive compensation, nondeductible transaction expenses, valuation allowance for certain state deferred taxes, minimum taxes, partially offset by windfall on stock-based compensation and research and development tax credits.
Our estimated annual effective income tax rate for the three months ended September 30, 2020 differed from the statutory rate of 21% primarily due to windfall on stock-based compensation and research and development tax credits, partially offset by state and local taxes and nondeductible expenses.
Comparison of the Nine Months Ended September 30, 2021 and 2020
Revenue

	Nine Months Ended September 30,		Change
($ in thousands, except percentages)	2021	2020	Amount	%
Presence	$411,300	$349,964	$61,336	17.5%
Commerce	165,318	98,885	66,433	67.2%
Total revenue	$576,618	$448,849	$127,769	28.5%
Percentage of total revenue:
Presence	71.3%	78.0%
Commerce	28.7%	22.0%
Total revenue	100%	100%
Presence Revenue
Presence revenue increased $61.3 million, or 17.5%, for the nine months ended September 30, 2021 compared to the same period in 2020. The increase was primarily a result of stronger retention of our existing subscriptions, which stems from a sustained demand for an online presence as more brands look to operate more digitally.
Commerce Revenue
Commerce revenue increased $66.4 million, or 67.2%, for the nine months ended September 30, 2021 compared to the same period in 2020. The increase was driven by growth of our subscription base, hospitality services, and the growth of GMV processed through our platform.
Cost of Revenue and Gross Profit

	Nine Months Ended September 30,		Change
($ in thousands, except percentages)	2021	2020	Amount	%
Cost of revenue	$92,777	$72,166	$20,611	28.6%
Gross profit	$483,841	$376,683	$107,158	28.4%
Percentage of total revenue:
Cost of revenue	16.1%	16.1%
Gross profit	83.9%	83.9%
Cost of revenue
Cost of revenue increased $20.6 million, or 28.6%, for the nine months ended September 30, 2021 compared to the same period in 2020. The increase was primarily driven by increased payment processing fees, hosting costs associated with our growing subscription base and hospitality services and third-party costs. The increase was also driven by payroll and associated benefits expenses for customer support associated with hospitality services.

Gross profit
Gross profit increased $107.2 million, or 28.4%, for the nine months ended September 30, 2021 compared to the same period in 2020. As a percentage of total revenue, gross profit was 83.9% for the nine months ended September 30, 2021 and 2020. Improvements in gross margin during the first half of 2021, which were principally due to a shift in revenue mix towards commerce as well as operational efficiencies, were offset on a year-to-date basis by the introduction of hospitality services with the acquisition of Tock on March 31, 2021.
Operating expenses:
Research and product development

	Nine Months Ended September 30,		Change
($ in thousands, except percentages)	2021	2020	Amount	%
Research and product development	$139,692	$110,497	$29,195	26.4%
Percentage of total revenue	24.2%	24.6%
Research and product development expenses increased $29.2 million, or 26.4%, for the nine months ended September 30, 2021 compared to the same period in 2020, primarily due to payroll and associated benefits expenses related to increased headcount in support of our product development roadmap.
Marketing and sales

	Nine Months Ended September 30,		Change
($ in thousands, except percentages)	2021	2020	Amount	%
Marketing and sales	$249,005	$186,490	$62,515	33.5%
Percentage of total revenue	43.2%	41.5%
Marketing and sales expenses increased $62.5 million, or 33.5%, for the nine months ended September 30, 2021 compared to the same period in 2020, primarily due to increased advertising spend in multiple brand and direct response channels both domestically and internationally. The remainder of the increase was primarily due to increased payroll and associated benefits expenses related to increased headcount in support of our expanded marketing operations as well as the amortization of intangible assets associated with our acquisition of Tock.
General and administrative

	Nine Months Ended September 30,		Change
($ in thousands, except percentages)	2021	2020	Amount	%
General and administrative	$336,337	$37,570	$298,767	795.2%
Percentage of total revenue	58.3%	8.4%
General and administrative expenses increased $298.8 million, or 795.2%, for the nine months ended September 30, 2021 compared to the same period in 2020, primarily due to expenses incurred in connection with the listing of our Class A common stock on the NYSE. These costs included stock-based compensation expense of $229.3 million associated with the lapse of vesting conditions upon consummation of the Direct Listing, fees paid to our financial advisors, and additional professional fees of $25.3 million related to such listing. Stock-based compensation expense associated with the CEO's performance stock reward, payroll and associated benefits expenses due to increased headcount, as well as increases in indirect tax expenses also contributed to higher general and administrative costs. Following the completion of the Direct Listing on the NYSE we began incurring additional general and administrative expenses as a result of operating as a public company, including increased expenses for insurance, costs to comply with the rules and regulations applicable to companies listed on a national securities exchange, costs related to compliance and reporting obligations pursuant to the rules and regulations of the SEC and investor relations and professional services expenses.
Interest expense

	Nine Months Ended September 30,		Change
($ in thousands, except percentages)	2021	2020	Amount	%
Interest expense	$(8,578)	$(8,046)	$532	6.6%
Percentage of total revenue	(1.5)%	(1.8)%

Interest expense increased $0.5 million, or 6.6%, for the nine months ended September 30, 2021 compared to the same period in 2020 due to higher total debt outstanding related to our amended credit agreement offset by favorable interest rates for the nine months ended September 30, 2021 compared to the same period in 2020.
Other income/(loss), net

	Nine Months Ended September 30,		Change
($ in thousands, except percentages)	2021	2020	Amount	%
Other income/(loss), net	$4,493	$(3,602)	$(8,095)	224.7%
Percentage of total revenue	0.8%	(0.8)%
Other income/(loss), net was in a net income position of $4.5 million for the nine months ended September 30, 2021 compared to a net loss position of $3.6 million during the same period in 2020, primarily due to unrealized gains resulting from favorable foreign exchange rates for the nine months ended September 30, 2021 as compared to the same period in 2020.
(Provision for)/benefit from income taxes
For the nine months ended September 30, 2021 and 2020, we recorded an income tax benefit of $12,439 and an income tax expense of $4,147 respectively, which resulted in an effective tax rate of 5.1% and (13.6)%, respectively.
Our estimated annual effective income tax rate for the nine months ended September 30, 2021 differed from the statutory rate of 21% primarily due to nondeductible executive compensation, nondeductible transaction expenses, valuation allowance for certain state deferred taxes, minimum taxes, partially offset by windfall on stock-based compensation and research and development tax credits.
Our estimated annual effective income tax rate for the nine months ended September 30, 2020 differed from the statutory rate of 21% primarily due to windfall on stock-based compensation and research and development tax credits, partially offset by state and local taxes and nondeductible expenses.
Quarterly Results of Operations
The following tables set forth selected unaudited quarterly statements of operations data for each of the eight fiscal quarters ended September 30, 2021, as well as the percentage of revenues that each line item represents for each quarter. The information for each of these quarters has been prepared in accordance with GAAP on the same basis as our audited historical consolidated financial information and includes, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the results of operations for these periods. This data should be read in conjunction with our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. These quarterly results are not necessarily indicative of our results of operations to be expected for any future period.

	Three Months Ended (Unaudited)
($ in thousands)	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019
Revenue	$200,962	$196,010	$179,646	$172,300	$162,335	$149,640	$136,874	$133,172
Cost of revenue(1)	32,868	32,501	27,408	26,171	24,550	23,845	23,771	22,151
Gross profit	168,094	163,509	152,238	146,129	137,785	125,795	113,103	111,021
Operating expenses:
Research and product development(1)	48,769	48,912	42,011	57,409	38,379	36,032	36,086	31,271
Marketing and sales(1)	80,249	70,784	97,972	73,549	59,656	51,254	75,580	57,316
General and administrative(1)	32,091	284,730	19,516	17,077	11,961	11,823	13,786	15,661
Total operating expenses	161,109	404,426	159,499	148,035	109,996	99,109	125,452	104,248
Operating income	6,985	(240,917)	(7,261)	(1,906)	27,789	26,686	(12,349)	6,773
Interest expense	(2,491)	(2,827)	(3,260)	(1,997)	(2,460)	(2,456)	(3,130)	(802)
Other income/(loss), net	2,101	(1,201)	3,593	(4,076)	(3,488)	(1,319)	1,205	(2,458)
Income/(loss) before (provision for)/benefit from income taxes	6,595	(244,945)	(6,928)	(7,979)	21,841	22,911	(14,274)	3,513
(Provision for)/benefit from income taxes	(3,756)	10,413	5,782	12,236	(3,917)	(4,372)	4,142	9,770
Net income/(loss)	$2,839	$(234,532)	$(1,146)	$4,257	$17,924	$18,539	$(10,132)	$13,283

_________________
(1)Includes stock-based compensation as follows:

	Three Months Ended (Unaudited)
($ in thousands)	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019
Cost of revenue	$440	$380	$275	$212	$202	$205	$161	$148
Research and product development	8,782	8,245	6,793	6,151	5,522	5,269	4,677	4,030
Marketing and sales	1,716	1,569	1,172	839	882	782	641	529
General and administrative (a)	12,796	240,319	1,612	1,229	1,047	1,012	2,423	1,303
Total stock-based compensation	$23,734	$250,513	$9,852	$8,431	$7,653	$7,268	$7,902	$6,010
(a)    During the three months ended September 30, 2021, we incurred $229.3 million of additional stock-based compensation expense associated with the lapse of vesting conditions upon consummation of the Direct Listing.
The following table sets forth our consolidated statements of operations information as a percentage of total revenue for the three month periods indicated below.

	Three Months Ended (Unaudited)
($ in thousands)	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019
Revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenue(1)	16.4%	16.6%	15.3%	15.2%	15.1%	15.9%	17.4%	16.6%
Gross profit	83.6%	83.4%	84.7%	84.8%	84.9%	84.1%	82.6%	83.4%
Operating expenses:
Research and product development(1)	24.3%	25.0%	23.4%	33.3%	23.6%	24.1%	26.4%	23.5%
Marketing and sales(1)	39.9%	36.1%	54.5%	42.7%	36.7%	34.3%	55.2%	43.0%
General and administrative(1)	16.0%	145.3%	10.9%	9.9%	7.4%	7.9%	10.1%	11.8%
Total operating expenses	80.2%	206.3%	88.8%	85.9%	67.8%	66.2%	91.7%	78.3%
Operating income	3.5%	(122.9)%	(4.0)%	(1.1)%	17.1%	17.8%	(9.0)%	5.1%
Interest expense	(1.2)%	(1.4)%	(1.8)%	(1.2)%	(1.5)%	(1.6)%	(2.3)%	(0.6)%
Other income/(loss), net	1.0%	(0.6)%	2.0%	(2.4)%	(2.1)%	(0.9)%	0.9%	(1.8)%
Income/(loss) before (provision for)/benefit from income taxes	3.3%	(125.0)%	(3.9)%	(4.6)%	13.5%	15.3%	(10.4)%	2.6%
(Provision for)/benefit from income taxes	(1.9)%	5.3%	3.2%	7.1%	(2.4)%	(2.9)%	3.0%	7.3%
Net income/(loss)	1.4%	(119.7)%	(0.6)%	2.5%	11.0%	12.4%	(7.4)%	10.0%
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
As of September 30, 2021, we had cash and cash equivalents and investment in marketable securities of $232.1 million and $15.4 million of available borrowing capacity under our Revolving Credit Facility, as defined below. During July 2021, we were issued an additional letter of credit for $2.5 million relating to a security deposit for a new operating lease in Chicago, Illinois which reduced the amount available under our Revolving Credit Facility to $15.4 million; see “— Item 1. Financial Information — Item 1. Financial Statements — Note 10. Debt” included elsewhere in this Quarterly Report on Form 10-Q. We believe our existing cash and cash equivalents and investment in marketable securities will be sufficient to meet our operating working capital and capital expenditure requirements over the next 12 months. Our future financing requirements will depend on many factors, including our growth rate, subscription renewal activity, the timing and extent of spending to support development of our platform, the expansion of marketing and sales activities and any future investments or acquisitions we may make. Although we currently are not a party to any agreement and do not have any understanding with any third parties with respect to future investments in, or acquisitions of, businesses or technologies, we may enter into these types of arrangements from time to time, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all, including as a result of disruptions in the credit markets. See “Risk Factors.”

The following table summarizes our operating, investing and financing activities for the three and nine months ended September 30, 2021 and 2020.

	Nine Months Ended September 30,
($ in thousands)	2021	2020
Net cash provided by/(used in):
Operating activities	$108,167	$143,767
Investing activities	$(203,694)	$(23,973)
Financing activities	$268,172	$(35,000)
Net cash provided by operating activities
Net cash provided by operating activities in the nine months ended September 30, 2021 was $108.2 million, which reflected our net loss of $232.8 million, which was increased by certain non-cash items primarily consisting of $284.1 million of stock-based compensation and $23.9 million of depreciation and amortization, partially offset by $13.8 million of deferred income taxes. Cash provided by operating activities included $35.0 million in deferred revenue, $13.3 million in funds payable to customers, $8.5 million of deferred rent and lease incentives and $7.9 million of accounts payable and accrued liabilities, which was primarily offset by $18.9 million in prepaid expenses and other current assets.
Net cash provided by operating activities in the nine months ended September 30, 2020 was $143.8 million, which reflected our net income of $26.3 million, which was increased by certain non-cash items primarily consisting of $22.8 million of stock-based compensation and $16.4 million of depreciation and amortization. Cash provided by operating activities included $42.3 million in deferred revenue, $23.8 million in accounts payable and accrued liabilities, $16.9 million in prepaid expenses and other current assets and $1.0 million deferred rent and lease incentives, which was primarily offset by $4.2 million of other operating assets and liabilities and $3.7 million in accounts receivable and due from vendors.
Net cash used in investing activities
Net cash used in investing activities in the nine months ended September 30, 2021 was $203.7 million, which reflected $202.2 million, net of acquired cash, used to pay for the acquisition of Tock, Inc. and $20.4 million used to purchase marketable securities, which was partially offset by $25.6 million in proceeds from the sale and maturities of marketable securities. We additionally spent $6.7 million in connection with the purchase of property and equipment.
Net cash used in investing activities in the nine months ended September 30, 2020 was $24.0 million, which reflected $70.3 million in proceeds from the sale and maturities of marketable securities, partially offset by $90.9 million used to purchase marketable securities. We additionally spent $3.6 million in connection with the purchase of property and equipment.
Net cash provided by/(used in) financing activities
Net cash provided by financing activities in the nine months ended September 30, 2020 was $268.2 million, which primarily reflected $304.4 million in proceeds from the issuance of 4,452,023 shares of Class C common stock, net of issuance costs, coupled with $4.2 million of proceeds from the exercise of stock options. These proceeds were partially offset by $29.9 million in stock purchases related to equity incentive plans and $10.2 million in principal payments on our Term Loan as defined below.
Net cash used in financing activities in the nine months ended September 30, 2020 was $35.0 million, which primarily reflected $15.0 million for contingent consideration associated with the Acuity Scheduling, Inc. acquisition, $14.2 million in stock purchases related to equity incentive plans and $6.6 million in principal payments on our Term Loan as defined below. These were partially offset by $0.8 million of proceeds from the exercise of stock options.
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
As of September 30, 2021, $533.2 million was outstanding under the Term Loan. The Term Loan requires scheduled quarterly principal payments beginning March 31, 2021 in aggregate annual amounts equal to 2.50% for 2021 and 2022, 7.50% for 2023 and 2024 and 10.00% for 2025, in each case, on the amended Term Loan principal amount, with the balance due at maturity. In addition, the Credit Agreement includes certain customary prepayment requirements for the Term Loan, which are triggered by events such as asset sales, incurrences of indebtedness and sale leasebacks.
As of September 30, 2021, $9.6 million was outstanding under the Revolving Credit Facility in the form of outstanding letters of credit and $15.4 million remained available for borrowing by us. The outstanding letters of credit relate to security deposits for certain of our leased locations.
The Credit Agreement contains certain customary affirmative covenants and events of default. The negative covenants in the Credit Agreement include, among others, limitations on our ability (subject to negotiated exceptions) to incur additional indebtedness or issue additional preferred stock, incur liens on assets, enter into agreements related to mergers and acquisitions, dispose of assets or pay dividends and distributions. In addition, commencing with the fiscal quarter ended December 31, 2020, we are required to maintain an indebtedness to consolidated EBITDA ratio of not more than 4.50, tested as of the last day of each fiscal quarter, with a step-down to 4.25 for the fiscal quarters ending March 31, 2022 and June 30, 2022, a further step-down to 4.00 for the fiscal quarters ending September 30, 2022 and December 31, 2022 and a final step-down to 3.75 for the fiscal quarter ending March 31, 2023 and each fiscal quarter thereafter (the “Financial Covenant”), subject to customary equity cure rights. The Financial Covenant is subject to a $0.50 step-up in the event of a material permitted acquisition, which we can elect to implement up to two times during the life of the facility. We did not elect to implement this step-up as a result of the acquisition of Tock. If we are not in compliance with the covenants under the Credit Agreement or we otherwise experience an event of default, the lenders would be entitled to take various actions, including acceleration of amounts due under the Credit Agreement. As of September 30, 2021, the Company was in compliance with all applicable covenants, including the Financial Covenant.
The obligations under the Credit Agreement are guaranteed by our wholly-owned domestic subsidiaries and are secured by substantially all of the assets of the guarantors, subject to certain exceptions.
Total interest expense related to our indebtedness was $2.5 million and $8.6 million for the three and nine months ended September 30, 2021, respectively, and $2.5 million and $7.9 million for the three and nine months ended September 30, 2020, respectively.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Unique subscriptions (in thousands)	4,016	3,538	4,016	3,538
Total bookings (in thousands)	$205,885	$168,861	$611,477	$492,154
ARRR (in thousands)	$788,622	$650,420	$788,622	$650,420
ARPUS	$198.27	$187.58	$198.27	$187.58
Adjusted EBITDA (in thousands)	$38,393	$40,613	$92,130	$81,308
Unlevered free cash flow (in thousands)	$47,251	$45,194	$109,287	$145,828
GMV (in thousands)	$1,376,159	$999,872	$4,042,589	$2,641,409
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
Unique subscriptions increased 0.5 million, or 13.5% as of September 30, 2021 compared to the same period in 2020. These increases were primarily a result of the continued acquisition of new subscriptions and the retention of existing customers.
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
Total bookings increased $37.0 million, or 21.9%, for the three months ended September 30, 2021 compared to the same period in 2020 and increased $119.3 million, or 24.2%, for the nine months ended September 30, 2021 compared to the same period in 2020. These increases were primarily a result of growth in unique subscriptions in addition to an increase in GMV processed through our platform.
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
ARRR increased $138.2 million, or 21.2% as of September 30, 2021 compared to the same period in 2020. This increase was primarily a result of an increase in unique subscriptions and an increase in commerce revenue.
Average revenue per unique subscription.   We calculate ARPUS as the total revenue during the preceding 12-month period divided by the average of the number of total unique subscriptions at the beginning and end of the period. We believe ARPUS is a useful metric in evaluating our ability to sell higher-value plans and add-on subscriptions.
ARPUS increased $10.69, or 5.7% as of September 30, 2021 compared to September 30, 2020. This increase was primarily a result of a shift in revenue mix toward commerce and hospitality services.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2021	2020	2021	2020
Net income/(loss)	$2,839	$17,924	$(232,839)	$26,331
Interest expense	2,491	2,460	8,578	8,046
Provision for/(benefit from) income taxes	3,756	3,917	(12,439)	4,147
Depreciation and amortization	7,674	5,171	23,906	16,359
Stock-based compensation expense	23,734	7,653	284,099	22,823
Other income/(loss), net	(2,101)	3,488	(4,493)	3,602
Direct listing costs	—	—	25,318	—
Adjusted EBITDA	$38,393	$40,613	$92,130	$81,308

Adjusted EBITDA decreased $2.2 million, or 5.5%, for the three months ended September 30, 2021 compared to the same period in 2020. The decrease was primarily a result of increased revenue being fully offset by additional investments in marketing expenses and payroll related investments. Adjusted EBITDA increased $10.8 million, or 13.3%, for the nine months ended September 30, 2021 compared to the same period in 2020. The increase was primarily a result of increased revenue partially offset primarily by additional investments in marketing expenses and payroll related investments.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2021	2020	2021	2020
Cash flows from operating activities	$49,344	$44,853	$108,167	$143,767
Cash paid of capital expenditures	(4,329)	(1,420)	(6,744)	(3,638)
Free cash flow	45,015	43,433	101,423	140,129
Cash paid for interest, net of the associated tax benefit	2,236	1,761	7,864	5,699
Unlevered free cash flow	$47,251	$45,194	$109,287	$145,828
Unlevered free cash flow increased $2.1 million, or 4.6%, for the three months ended September 30, 2021 compared to the same period in 2020. The increase was driven primarily by higher revenue partially offset by a decline in net working capital. Unlevered free cash flow decreased $36.5 million, or 25.1%, for the nine months ended September 30, 2021 compared to the same period in 2020. The decrease was primarily driven by the expenses related to the Direct Listing and the timing of payments associated with advertising, insurance and federal and state income taxes compared to the prior year. For the three and nine months ended September 30, 2021, we benefited from a lower tax rate on our cash paid for interest due to operating losses as compared to operating income in the three and nine months ended September 30, 2020.
Gross Merchandise Value.   GMV represents the value of merchandise, physical goods, content and time sold, including hospitality services, net of refunds, on our platform over a given period of time. GMV processed on our platform increased $376.3 million, or 37.6%, for the three months ended September 30, 2021 compared to the same period in 2020 and increased $1,401.2 million, or 53.0%, for the nine months ended September 30, 2021 compared to the same period in 2020.
Contractual Obligations
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
During the nine months ended September 30, 2021, we entered a new lease agreement which will expand Tock's office space in Chicago, Illinois. Cash rental payments under the new lease agreement will approximate $25.7 million over the lease term ending in 2034.
As of September 30, 2021, we had accrued $6.9 million of unrecognized tax benefits related to uncertain tax positions. At this time, we are unable to reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease over time.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of September 30, 2021.
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
Unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates or actual results. All subsequent changes to the estimated fair values of the acquired assets and liabilities assumed that occur in the measurement period and are based on facts and circumstances that existed at the acquisition date are recognized as an adjustment to goodwill.
Determining the fair value of assets acquired and liabilities assumed requires significant judgment, including the selection of valuation methodologies, estimates of future revenue and cash flows and discount rates in determining the fair value of intangible assets acquired and liabilities assumed. The assets purchased and liabilities assumed have been reflected in our consolidated balance sheet and the results are included in the consolidated statements of operations from the date of acquisition. We amortize intangible assets over their estimated useful lives on a straight-line basis.
Acquisition-related transaction costs, including legal and accounting fees and other external costs directly related to the acquisition, are recognized separately from the acquisition and expensed as incurred, primarily in general and administrative expense in the consolidated statements of operations.
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
Stock-Based Compensation
We account for stock-based compensation in accordance with ASC 718, Stock-Based Compensation. Under the fair value recognition provisions of this accounting guidance, compensation cost for service-based awards, including options to purchase stock and restricted stock units, is measured at fair value on the date of grant and recognized over the service period, net of forfeitures. Forfeitures are recorded as they occur if the employee fails to meet the requisite service period. Compensation cost for performance-based awards is measured at fair value on the grant date and is recognized when the vesting trigger becomes probable. The fair value of stock options were estimated on the date of grant using a Black-Scholes option pricing model; stock options are no longer issued to our employees as of 2017. The fair value of restricted stock units is estimated on the date of grant based on the fair value of our common stock. Stock-based compensation is allocated on a specific identification basis per each individual employee recipient and is classified into the corresponding line item where the related employee’s cash compensation and benefits reside in the consolidated statements of operations.
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
Any interest expense and penalties related to income tax matters are included as a component of the (provision for)/benefit from income taxes in the consolidated statement of operations.
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
For risks related to our status as an emerging growth company, see “Risk Factors — Risks Related to our Business and Industry — We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our Class A common stock less attractive to investors.”
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Exchange Risk
While we generate the majority of our revenue in U.S. dollars, a portion of our revenue is denominated in Euros. For the three and nine months ended September 30, 2021, 64.8% and 69.1% of our revenue was denominated in U.S. dollars, respectively, and 69.2% and 69.7% for the same periods in 2020, respectively. For the three and nine months ended September 30, 2021, 35.2% and 30.9% of our revenue was denominated in Euros, respectively, and 30.3% and 30.8% for the same periods in 2020, respectively. As we expand globally, we will be further exposed to fluctuations in currency exchange rates.
In addition, the assets and liabilities of our wholly-owned Irish subsidiary are denominated in Euros. Accordingly, assets and liabilities of this subsidiary are translated into U.S. dollars at exchange rates in effect on the applicable balance sheet date. Income and expense items are translated at average exchange rates for the applicable period. As a result, our results of operations will be impacted by any increase or decrease in the value of the Euro relative to the U.S. dollar. Transaction gains/(losses) for the three and nine months ended September 30, 2021 were $2.0 million and $4.3 million, respectively, and for the three and nine months ended September 30, 2020 were $(3.7) million and $(4.6) million, respectively.
We currently do not hedge foreign currency exposure. We may in the future hedge our foreign currency exposure and may use currency forward contracts, currency options or other common derivative financial instruments to reduce foreign currency risk. It is difficult to predict the effect that future hedging activities would have on our operating results.
Interest Rate Sensitivity
We had cash equivalents and marketable securities totaling $262.3 million as of September 30, 2021. Our cash equivalents are held for working capital purposes. Our investments in marketable securities are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes. Our cash equivalents and our portfolio of marketable securities are subject to market risk due to changes in interest rates. Fixed rate securities may have their market value adversely affected due to a rise in interest rates. Our future investment income may fall short of our expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates.
Borrowings under the Credit Agreement are subject to an interest rate equal to, at our option, LIBOR or ABR, in either case, plus an applicable margin. Based on the outstanding balance of the Credit Agreement as of September 30, 2021, for every 100 basis point increase in LIBOR or ABR, we would incur approximately $5.3 million of additional annual interest expense. We currently do not hedge interest rate exposure. We may in the future hedge our interest rate exposure and may use swaps, caps, collars, structured collars or other common derivative financial instruments to reduce interest rate risk. It is difficult to predict the effect that future hedging activities would have on our operating results.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures”, as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, in the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021, the end of the period covered by the Quarterly Report on Form 10-Q. Based on the evaluation of our disclosure controls and procedures our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective because of the material weakness in internal control over financial reporting discussed below.
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
Inherent Limitations on Effectiveness of Controls
Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives. However, in designing and evaluating the disclosure controls and procedures, our management recognizes that a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, in our Company have been detected.

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
In addition, several foreign countries and governmental bodies, including the European Union and Canada, have laws and regulations concerning the collection and use of their residents’ personal information and payment card information, which are often more restrictive than those in the United States. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of personal information and payment card information identifying, or which may be used to identify, an individual, such as names, email addresses and, in some jurisdictions, Internet Protocol (IP) addresses, device identifiers and other data. Although we are working to comply with those laws and regulations applicable to us, these and other obligations may be modified and interpreted in different ways by courts, and new laws and regulations may be enacted in the future. We are subject to the E.U. General Data Protection Regulation 2016/679 (the “GDPR”), and following the United Kingdom’s exit from the European Union, from January 1, 2021, we are also subject to the United Kingdom GDPR (the “U.K. GDPR”), which, together with the amended U.K. Data Protection Act of 2018 (the “U.K. Data Protection Act”), retains the GDPR in U.K. national law. The U.K. GDPR mirrors the fines under the GDPR. It remains unclear how the U.K. GDPR, the U.K. Data Protection Act and other U.K. data protection laws or regulations will develop in the medium to longer term. In addition, some countries are considering or have enacted legislation requiring local storage and processing of data that could increase the cost and complexity of delivering our solutions. Any new laws, regulations, other legal obligations or industry standards or any changed interpretation of existing laws, regulations or other standards may require us to incur additional costs and restrict our business operations.
The regulatory environment applicable to the handling of European Economic Area (“EEA”) and United Kingdom individuals’ personal data, and our actions taken in response, may cause us to face a risk of enforcement actions by data protection authorities in the EEA and the United Kingdom, assume additional liabilities or incur additional costs and could result in our business, financial condition and results of operations being harmed. In particular, with regard to transfers to the United States of personal data (as such term is used in the GDPR) of our European employees and our European and United Kingdom customers and their users, the U.S.-E.U. Privacy Shield was invalidated by the Court of Justice of the European Union in July 2020, and the E.U. Model Clauses have been subject to legal challenge and may be modified or invalidated. The European Commission has adopted the new modular E.U. Model Clauses, providing for an 18 month implementation period and the non-legally binding guidance on Supplementary Measures that has been issued by the European Data Protection Board casts doubt on the ability to transfer unencrypted data to the United States. We are monitoring these developments, but depending on the outcome, we may be unsuccessful in maintaining a legitimate means for our transfer and receipt of personal data from the EEA and United Kingdom in the United States and any other countries that are not considered adequate by the European Union or the United Kingdom. We may, in addition to other impacts, experience additional costs associated with increased compliance burdens and be required to engage in new contract negotiations with third parties that aid in processing data on our behalf or localize certain data. We may experience reluctance or refusal by current or prospective European customers to use our solutions, and we may find it necessary or desirable to make further changes to our handling of personal data of EEA and United Kingdom residents.
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
To date, laws, regulations and enforcement actions by governments have not materially restricted use of the internet in most parts of the world. However, the legal and regulatory environment relating to the internet is uncertain, and governments may impose regulation in the future. New laws may be passed, courts may issue decisions affecting the internet, existing but previously inapplicable or unenforced laws may be deemed to apply to the internet or regulatory agencies may begin to more rigorously enforce such formerly unenforced laws, or existing legal safe harbors may be narrowed, both by U.S. federal or state governments and by governments of foreign jurisdictions. The adoption of any new laws or regulations, or the narrowing of any safe harbors, could hinder growth in the use of the internet and online services generally, and decrease acceptance of the internet and online services as a means of communications, e-commerce and advertising. In addition, such changes in laws could increase our costs of doing business or prevent us from delivering our solutions over the internet or in specific jurisdictions, which could harm our business, financial condition and results of operations. For example, we rely on a variety of statutory and common-law frameworks and defenses relevant to the content available on our platform, including the Digital Millennium Copyright Act (the “DMCA”), the Communications Decency Act (the “CDA”), and fair-use doctrine in the United States and the Electronic Commerce Directive in the European Union. The DMCA limits, but does not necessarily eliminate, our potential liability for caching, hosting, listing or linking to third-party content that may include materials that infringe copyrights or other rights. The CDA further limits our potential liability for content uploaded onto our platform by third parties. Defenses such as the fair-use doctrine (and related doctrines in other countries) may be available to limit our potential liability for featuring third-party intellectual property content for purposes such as reporting, commentary and parody. In the European Union, the Electronic Commerce Directive offers certain limitations on our potential liability for featuring third-party content. However, each of these statutes and doctrines are subject to uncertain or evolving judicial interpretation and regulatory and legislative amendments, and we cannot guarantee that such frameworks and defenses will be available. Regulators in the United States and in other countries may introduce new regulatory regimes that increase potential liability for content available on our platform, including liability for misleading, false or manipulative information, hate speech, privacy violations, copyrighted content and other types of online harm. For example, there have been various legislative and executive efforts to restrict the scope of the protections available to online platforms under Section 230 of the CDA, and current protections from liability for third-party content in the United States could decrease or change. There are also a number of legislative proposals in the United States, at both the federal and state level, and in the European Union and the United Kingdom, that could impose new obligations in areas affecting our business, such as liability for copyright infringement and other online harm. Any new legislation may be difficult to comply with in a timely and comprehensive manner and may expose our business or customers to increased costs. If the rules, doctrines or currently available defenses change, if international jurisdictions refuse to apply protections similar to those that are currently available in the United States or the European Union or if a court were to disagree with our application of those rules to our solutions, our potential liability for information or content created by third parties and posted to our platform could require us to expend significant resources to try to comply with the new rules and implement additional measures to reduce our exposure to such liability or we could incur liability and our business, financial condition and results of operations could be harmed.
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
As of September 30, 2021, we have outstanding $533 million aggregate principal amount of borrowings under the Term Loan and $10 million aggregate principal amount of borrowings under the Revolving Credit Facility (as defined above). If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures or to sell assets, seek additional capital or restructure or refinance our indebtedness. Our ability to restructure or refinance our current or future debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives. We cannot assure you that our business will be able to generate sufficient levels of cash or that future borrowings or other financings will be available to us in an amount sufficient to enable us to service our indebtedness and fund our other liquidity needs. In addition, our indebtedness under the Credit Agreement (as defined above) bears interest at variable rates. Because we have variable rate debt, fluctuations in interest rates may affect our business, financial condition and results of operations.
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
As of September 30, 2021, we had customers in over 200 countries and territories and expect to continue to expand our international operations in the future. However, international sales and the use of our platform in various countries subject us to risks that we do not generally face with respect to domestic sales. These risks include, but are not limited to:
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
We are expanding our international operations and personnel to support our business in international markets. Our corporate structure and associated transfer pricing policies consider the functions, risks and assets of the various entities involved in the intercompany transactions. If two or more affiliated companies are located in different countries, the tax laws or regulations of each country generally will require that transfer prices be the same as those between unrelated companies dealing at arm’s length. If tax authorities in any of these countries were to successfully challenge our transfer prices as not reflecting arm’s length transactions, they could require us to adjust our transfer prices and thereby reallocate income to reflect these revised transfer prices, which could result in a higher tax liability. Our financial statements could fail to reflect adequate reserves to cover such a contingency.
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
State, local and foreign jurisdictions have differing rules and regulations governing sales, use, value-added and other taxes, and these rules and regulations are subject to varying interpretations that may change over time. In particular, the applicability of such taxes to our platform in various jurisdictions is unclear. These jurisdictions’ rules regarding tax nexus are complex and vary significantly. Significant judgment is required on an ongoing basis to evaluate applicable tax obligations, and as a result, amounts recorded are estimates and are subject to adjustments. In many cases, the ultimate tax determination is uncertain because it is not clear how new and existing statutes might apply to our business.
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
As a result, we could face tax assessments and audits. Our liability for these taxes and associated penalties could exceed our historical tax accruals. Jurisdictions in which we have not historically collected or accrued sales, use, value-added or other taxes could assert our liability for such taxes. A successful assertion that we should be collecting additional taxes in jurisdictions where we have not historically done so could result in substantial tax liabilities for past sales. Further, even where we are collecting and remitting taxes to the appropriate authorities, we may fail to accurately calculate, collect, report and remit such taxes. Any of these events could result in substantial tax liabilities and related penalties for past sales. It could also discourage customers from using our platform or otherwise harm our business, financial condition and results of operations.
We have recorded a valuation allowance for a portion of our deferred tax assets not expected to be realized. Future adjustments to the realizability of our deferred tax assets may have a material impact on our financial condition and results of operations.
Determining whether a valuation allowance for deferred tax assets is appropriate requires significant judgment and an evaluation of all positive and negative evidence. We assess the need for, or the sufficiency of, a valuation allowance against deferred tax assets at each reporting period. In making such an assessment, significant weight is given to evidence that can be objectively verified. New facts and circumstances, future financial results, and new tax legislation, among other factors, may require us to reevaluate our valuation allowance positions which could potentially affect our effective tax rate.
We continue to monitor the likelihood that we will be able to recover our deferred tax assets, including those for which a valuation allowance is recorded. There can be no assurance that our deferred tax assets will be fully realized. The determination to record or reverse a valuation allowance is subject to objective factors that cannot be readily predicted in advance and may have a material impact on our financial condition and results of operations.
Exchange rate fluctuations may negatively affect our business, financial condition and results of operations.
Our business, financial condition and results of operations are affected by fluctuations due to changes in foreign currency exchange rates. While we generate the majority of our revenue in U.S. dollars, a portion of our revenue is denominated in Euros. For the year ended December 31, 2020, 69.2% of our revenue was denominated in U.S. dollars and 30.8% of our revenue was denominated in Euros and for the nine months ended September 30, 2021, 69.1% of our revenue was denominated in U.S. dollars and 30.9% of our revenue was denominated in Euros. As we expand globally, we will be further exposed to fluctuations in currency exchange rates to the extent that the revenue that we generate in currencies other than the U.S. dollar increases. Furthermore, currency exchange rates have been especially volatile in the recent past, and these currency fluctuations may make it difficult for us to predict our results of operations.
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
We have made, and will continue to make, changes to our financial management control systems and other areas to manage our obligations as a public company, including corporate governance, corporate controls, disclosure controls and procedures and financial reporting and accounting systems. During the year ended December 31, 2020, Tock identified a material weakness in its internal control over financial reporting. We are in the process of remediation of the material weakness which includes developing and maintaining appropriate financial reporting controls for Tock. While we have performed certain remediation activities to strengthen our controls to address the identified material weakness, control weaknesses are not considered remediated until new internal controls have been operational for a period of time, are tested, and management concludes that these controls are operating effectively. We expect to complete the remediation process by the end of the fiscal year dated December 31, 2021. However, these and other measures that we may take to remediate the material weakness in Tock’s internal control over financial reporting may take longer than anticipated.
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
We are an “emerging growth company” as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards would otherwise apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to the financial statements of companies that comply with public company effective dates.
For as long as we continue to be an emerging growth company, we may also take advantage of other exemptions from certain reporting requirements that are applicable to other public companies, including not being required to comply with the auditor attestation requirements of Section 404, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding a non-binding advisory vote on executive compensation and any golden parachute arrangements, such as “say-on-pay,” “say-on-frequency” and “say-on-golden-parachutes,” and reduced financial reporting requirements. Although we cannot predict with any certainty, investors may find our Class A common stock less attractive because we will rely on these exemptions, which could result in a less active trading market for our Class A common stock, increased price fluctuation and a decrease in the trading price of our Class A common stock. Moreover, the information that we provide to our stockholders may be different than the information you might receive from other public reporting companies in which you hold equity interests.
We will remain an emerging growth company until the earliest of: (i) the last day of the first fiscal year in which our annual gross revenue is $1.07 billion or more; (ii) the last day of the fiscal year during which the fifth anniversary of our listing as a public company; (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.
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
Our Class A common stock has one vote per share and our Class B common stock has ten votes per share. The multi-class structure of our common stock has the effect of concentrating voting control with our Class B common stockholders. As of September 30, 2021, Mr. Casalena holds a majority of the voting power of our outstanding capital stock. As a result, Mr. Casalena will have control over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. He may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. Corporate actions might be taken even if other stockholders oppose them. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control or other liquidity event of our company, could deprive our stockholders of an opportunity to receive a premium for their shares of Class A common stock as part of a sale or other liquidity event and might ultimately affect the trading price of our Class A common stock. Future transfers by holders of Class B common stock will generally result in those shares converting to Class A common stock, which will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term.
Pursuant to our amended and restated certificate of incorporation, we are authorized to issue 1,000,000,000 shares of Class C common stock and as of September 30, 2021, there is no Class C common stock outstanding. Although we have no current plans to issue any shares of Class C common stock in the future, we may issue shares of Class C common stock for a variety of corporate purposes, including financings, acquisitions, investments, dividends and equity incentives to our employees, consultants and directors. Under our amended and restated certificate of incorporation, our board of directors has the authority, without stockholder approval except as required by the listing standards of the NYSE, to issue additional shares of our capital stock. Because the Class C common stock carries no voting rights, is not convertible into any other capital stock and is not listed for trading on an exchange or registered for sale with the SEC, shares of Class C common stock may be less liquid and less attractive to any future recipients of these shares than shares of Class A common stock, although we may seek to list the Class C common stock for trading and register shares of Class C common stock for sale in the future. In addition, because our Class C common stock carries no voting rights and is not counted when determining whether the seven percent ownership threshold related to automatic conversion of the Class B common stock is met, if we issue shares of Class C common stock in the future, the holders of our Class B common stock, including our Founder and Chief Executive Officer, may be able to elect all of our directors and to determine the outcome of most matters submitted to a vote of our stockholders for a longer period of time than would be the case if we issued Class A common stock rather than Class C common stock in such transactions. In addition, if we issue shares of Class C common stock in the future, such issuances would have a dilutive effect on the economic interests of our Class A common stock and Class B common stock.
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
From time to time, we may provide guidance via public disclosures regarding our projected business, financial condition or results of operations. However, any such projections involve risks, assumptions and uncertainties, and our actual results could differ materially from such projections. Factors that could cause or contribute to such differences include, but are not limited to, those identified in these Risk Factors, some or all of which are not predictable or in our control. Other unknown or unpredictable factors also could adversely impact our performance, and we undertake no obligation to update or revise any projections, whether as a result of new information, future events or otherwise. In addition, various news sources, bloggers and other publishers often make statements regarding our historical or projected business or financial performance, and you should not rely on any such information even if it is attributed directly or indirectly to us.

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
Section 27 of the Exchange Act creates exclusive federal jurisdiction over all claims brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder and our amended and restated certificate of incorporation provides that the exclusive forum provision does not apply to suits brought to enforce any duty or liability created by the Exchange Act. Accordingly, actions by our stockholders to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder must be brought in federal court.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Because we have not previously filed a proxy statement or held an annual meeting of stockholders since becoming a publicly traded company, we are disclosing deadlines for certain notices under SEC rules and our amended and restated bylaws in connection with our 2022 annual meeting of stockholders.
To be considered timely, a proposal submitted for inclusion in our 2022 annual meeting proxy materials pursuant to Rule 14a-8 under the Exchange Act must be submitted to our principal executive office, to the attention of our Secretary, and received on or before January 13, 2022.
To be considered timely under our amended and restated bylaws, notice of a nomination for election to the board or notice of a proposal or other business submitted other than pursuant to Rule 14a-8 must be received by our Secretary at our principal executive office no earlier than the open of business on January 3, 2022 and no later than the close of business on February 2, 2022.

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

Squarespace, Inc.

Date: November 8, 2021	By:	/s/ Anthony Casalena
Anthony Casalena Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2021	By:	/s/ Marcela Martin
Marcela Martin Chief Financial Officer (Principal Financial Officer)