Form 10-Q/A
period 2021-09-30
Squarespace, Inc.
filed 2021-11-15
CIK 1496963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q/A
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

			PAGE

PART I.		FINANCIAL INFORMATION	4
	Item 1.	Financial Statements (Unaudited)	4
		Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020	4
		Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2021 and 2020	5
		Condensed Consolidated Statements of Comprehensive Income/(Loss) for the Three and Nine Months Ended September 30, 2021 and 2020	6
		Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Deficit for the Three and Nine Months Ended September 30, 2021 and 2020	7
		Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2021 and 2020	9
		Notes to Unaudited Condensed Consolidated Financial Statements	10
	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	31
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	48
	Item 4.	Controls and Procedures	49

PART II.		OTHER INFORMATION	51
	Item 1.	Legal Proceedings	51
	Item 1A.	Risk Factors	51
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	74
	Item 3.	Defaults Upon Senior Securities	74
	Item 4.	Mine Safety Disclosures	74
	Item 5.	Other Information	74
	Item 6.	Exhibits	74

SIGNATURES			75

EXPLANATORY NOTE
This Amendment No. 1 (the "Report") on Quarterly Report on Form 10-Q/A amends the Quarterly Report on Form 10-Q of Squarespace, Inc. (the "Company") for the interim period ended September 30, 2021, as filed with the Securities and Exchange Commission (the "SEC") on November 8, 2021 (the "Original Report").
Subsequent to the Company's filing of the Original Report, the Company identified an error in the calculation of its weighted-average shares used in computing net income/(loss) per share attributable to Class A, Class B, and Class C stockholders, basic and diluted ("WASO") for the three months ended September 30, 2021. As a result of the error in the calculation of the Company's WASO, the net income/(loss) per share attributable to Class A, Class B, and Class C common stockholders, basic and dilutive for the three months ended September 30, 2021 was also incorrectly calculated.
Following the evaluation of these incorrect calculations, and in consultation with our Audit Committee and Ernst & Young LLP, the Company’s independent registered public accounting firm, we concluded that the interim condensed consolidated financial statements for the three months ended September 30, 2021 included in the Original Report should no longer be relied upon and should be restated. On November 10, 2021, the Audit Committee authorized management to restate the interim condensed consolidated financial statements. The restatement is more fully described in Note 2 - Restatement of Interim Financial Information of the notes to the condensed consolidated financial statements included herein.
We are filing this Report to incorporate the restatement of the interim financial statements in the Financial Statements included in Part I, Item 1, of the Original Report, to include revised disclosure regarding the Company's Controls and Procedures in Part I, Item 4 of the Original Report and to include revised disclosure relating to the Risk Factors in Part II, Item 1A of the Original Report.
In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part I, Item 1, Financial Statements of the Original Report, Part I, Item 4, Controls and Procedures of the Original Report and Part II, Item 1A, Risk Factors of the Original Report are hereby amended and restated in their entirety. In addition, as required by Rule 12b-15 under the Exchange Act, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits (in Exhibits 31.1 to 32.2) to this Report.
This Report should be read in conjunction with the Original Report and with our filings with the SEC subsequent to the Original Report. This Report does not reflect events occurring after the filing of the Original Report, and, except as expressly described above, does not modify or update any other disclosures in the Original Report.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Amendment No. 1 on Quarterly Report on Form 10-Q/A contains forward-looking statements that reflect our current views with respect to, among other things, future events and our future business, financial condition and results of operations. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” or the negative version of those words or phrases or other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are not statements of historical fact, and are based on current expectations, estimates and projections about our industry as well as certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, which you should consider and read carefully, including but not limited to:
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
This list of factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Amendment No. 1 on Quarterly Report on Form 10-Q/A. We operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Amendment No. 1 on Quarterly Report on Form 10-Q/A, and our future levels of activity and performance, may not occur and actual results could differ materially and adversely from those described or implied in the forward-looking statements. As a result, you should not regard any of these forward-looking statements as a representation or warranty by us or any other person or place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.
In addition, statements that contain “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Amendment No. 1 on Quarterly Report on Form 10-Q/A. While we believe that this information provides a reasonable basis for these statements, this information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.
You should read this Amendment No. 1 on Quarterly Report on Form 10-Q/A and the documents that we reference herein and have filed as exhibits to the Amendment No. 1 on Quarterly Report on Form 10-Q/A completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by the cautionary statements contained in this section and elsewhere in this Amendment No. 1 on Quarterly Report on Form 10-Q/A.

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
Commitments and contingencies (see Note 13)
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

SQUARESPACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$200,962	$162,335	$576,618	$448,849
Cost of revenue	32,868	24,550	92,777	72,166
Gross profit	168,094	137,785	483,841	376,683
Operating expenses:
Research and product development	48,769	38,379	139,692	110,497
Marketing and sales	80,249	59,656	249,005	186,490
General and administrative	32,091	11,961	336,337	37,570
Total operating expenses	161,109	109,996	725,034	334,557
Operating income/(loss)	6,985	27,789	(241,193)	42,126
Interest expense	(2,491)	(2,460)	(8,578)	(8,046)
Other income/(loss), net	2,101	(3,488)	4,493	(3,602)
Income/(loss) before (provision for)/benefit from income taxes	6,595	21,841	(245,278)	30,478
(Provision for)/benefit from income taxes	(3,756)	(3,917)	12,439	(4,147)
Net income/(loss)	$2,839	$17,924	$(232,839)	$26,331
Less: accretion of redeemable convertible preferred stock to redemption value	—	(1,225)	(969)	(3,602)
Less: undistributed earnings to participating securities	—	(13,736)	—	(18,742)
Net income/(loss) attributable to Class A, Class B, and Class C common stockholders, basic	$2,839	$2,963	$(233,808)	$3,987
Add: reallocation of net income attributable to participating securities	—	878	—	1,098
Net income/(loss) attributable to Class A, Class B, and Class C common stockholders, dilutive	$2,839	$3,841	$(233,808)	$5,085

Net income/(loss) per share attributable to Class A, Class B, and Class C common stockholders, basic (as Restated)	$0.02	$0.13	$(2.90)	$0.18
Net income/(loss) per share attributable to Class A, Class B, and Class C common stockholders, dilutive (as Restated)	$0.02	$0.12	$(2.90)	$0.17
Weighted-average shares used in computing net income/(loss) per share attributable to Class A, Class B, and Class C stockholders, basic (as Restated)	138,625,579	22,535,791	80,746,637	22,221,531
Weighted-average shares used in computing net income/(loss) per share attributable to Class A, Class B, and Class C stockholders, diluted (as Restated)	143,251,717	31,201,743	80,746,637	30,103,154
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
Acquisition of Tock, Inc.
On March 31, 2021, the Company acquired all of the equity interests in Tock, Inc. (“Tock”), a reservation platform for prepaid reservations, access to restaurant management data, and other customization features, for a total consideration of $425,710. Refer to Note 5 — Acquisitions for further information on the acquisition of Tock.
Direct Listing
On May 19, 2021, the Company completed a direct listing of its Class A common stock (the “Direct Listing”) on the New York Stock Exchange (“NYSE”). The Company incurred fees related to financial advisory service, audit, and legal expenses in connection with the Direct Listing and recorded general and administrative expenses of $25,318 for the nine months ended September 30, 2021.
2.Restatement of Interim Financial Information
Due to an error in the calculation of the Company's weighted-average shares used in computing net income/(loss) per share attributable to Class A, Class B, and Class C stockholders, basic and diluted, and the related calculation of net income/(loss) per share attributable to Class A, Class B, and Class C common stockholders, basic and dilutive, for the three months ended September 30, 2021, the Company's previously issued condensed consolidated financial statements for the quarterly period ended September 30, 2021 should no longer be relied upon. As such, the Company is restating its unaudited condensed consolidated financial statements for the three months ended September 30, 2021 included in this Amendment No. 1 on this Quarterly Report on Form 10-Q/A.

SQUARESPACE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
Impact of the Restatement
The impact of the restatement on the condensed consolidated statement of operations for the three months ended September 30, 2021 is as follows:

Condensed consolidated statement of operations for the three months ended September 30, 2021

	As Previously Reported	Adjustments	As Restated
Net income/(loss) per share attributable to Class A, Class B, and Class C common stockholders, basic	$0.04	$(0.02)	$0.02
Net income/(loss) per share attributable to Class A, Class B, and Class C common stockholders, dilutive	$0.04	$(0.02)	$0.02
Weighted-average shares used in computing net income/(loss) per share attributable to Class A, Class B, and Class C stockholders, basic	75,580,940	63,044,639	138,625,579
Weighted-average shares used in computing net income/(loss) per share attributable to Class A, Class B, and Class C stockholders, diluted	80,207,078	63,044,639	143,251,717
3.Summary of Significant Accounting Policies
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
Refer to Note 5 — Acquisitions for further information on the acquisition of Tock.
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
Refer to Note 7 — Fair Value of Financial Instruments for further information.
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
Accounting Pronouncements Pending Adoption
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). This standard will require lessees to recognize a right-of-use asset and a lease liability for operating leases initially measured at the present value of the lease payments in its consolidated balance sheet. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. In July 2018, the FASB issued ASU 2018-10, Leases (Topic 842): Codification Improvements (“ASU 2018-10”) and ASU 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”), to provide additional guidance for the adoption of ASU 2016-02. ASU 2018-10 clarifies certain provisions and corrects unintended applications of the guidance. ASU 2018-11 provides an alternative transition method which allows entities the option to present all prior periods under previous lease accounting guidance while recognizing the cumulative effect of applying the new standard as an adjustment to the opening balance of retained earnings in the year of adoption. In June 2020, the FASB issued ASU No. 2020-05, Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842): Deferral of the Effective Date, which requires nonpublic companies to adopt the provisions of ASU 2016-02 for fiscal years beginning after December 15, 2021, and for interim periods in fiscal years beginning after December 15, 2022. The Company plans to adopt this standard on January 1, 2022 using the modified retrospective approach. The Company currently believes the most significant impact upon adoption will be the recognition of material right-of-use assets and lease liabilities in the consolidated balance sheet associated with operating leases. The Company does not expect the adoption will have a material impact in the condensed consolidated statements of operations.
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
4.Revenue
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
5.Acquisitions
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
In addition to the consideration for Tock, the Company issued Class C common stock in the form of restricted stock units (“RSUs”) to certain selling shareholders, which will vest over three years contingent upon continued service. Refer to Note 17 — Stock-based Compensation for further information.
The Company did not acquire any businesses during the three and nine months ended September 30, 2020.
6.Investment in Marketable Securities
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
7.Fair Value of Financial Instruments
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
8.Prepaid expenses and other current assets
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

SQUARESPACE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
9.Goodwill and Intangible Assets, net
Goodwill
As of September 30, 2021 and December 31, 2020, the Company had goodwill of $420,800 and $83,171, respectively. The increase in goodwill during the three and nine months ended September 30, 2021 was directly related to the acquisition of Tock. Refer to Note 5 — Acquisitions for further information. There have been no impairment charges recognized relating to the goodwill recorded to date.
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
10.Accrued Liabilities
Accrued liabilities consisted of the following:

	September 30, 2021	December 31, 2020
Accrued marketing expenses	$26,571	$26,459
Accrued indirect taxes	17,817	13,463
Accrued leasehold improvement expenditures	2,422	—
Other accrued expenses	16,186	6,857
Total accrued liabilities	$62,996	$46,779
11.Debt
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
12.Income Taxes
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
13.Commitments and Contingencies
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
Leases
On March 31, 2021, the Company assumed a long-term operating lease originally entered into by Tock for its office space in Chicago, Illinois which expires on March 31, 2023. As of September 30, 2021, the remaining minimum lease commitment is approximately $730, of which $108 is to be paid during the fiscal year ended December 31, 2021. Refer to Note 5 — Acquisitions for further information on the acquisition of Tock.
On July 8, 2021, the Company entered a new operating lease agreement which will expand its office space in Chicago, Illinois. Future commitments under the new lease will approximate $25,708 over the term expiring in the first half of 2034. Pursuant to the new lease agreement, the Company was issued an additional letter of credit for $2,500 related to the required security deposit for the location. Refer to Note 11 — Debt for further information on the Company's credit facility.
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
14.Redeemable Convertible Preferred Stock
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
15.Stockholders’ Equity/(Deficit)
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
On March 31, 2021, the Company issued 2,750,330 shares of its Class C common stock as a part of the purchase of Tock for a total consideration of $188,179. Refer to Note 5 — Acquisitions for further information on the purchase price structure.
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
16.Accumulated Other Comprehensive Income/(Loss)
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
17.Stock-based Compensation
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
Tock Selling Shareholder RSUs
On March 31, 2021, the Company issued 438,468 shares of Class C common stock in the form of RSUs to certain selling shareholders of Tock, which will vest over three years contingent upon continued service. Immediately prior to the registration statement in connection with the Direct Listing being declared effective, the shares of Class C common stock automatically converted to Class A common stock, Note 15 — Stockholders' Equity/(Deficit) for further information. These RSUs were issued outside of the 2017 Plan and 2021 Plan. The weighted-average grant price of these RSUs was $68.42 per share. Accordingly, the Company will recognize $30,000 as compensation expense over the requisite 3 year service period on a straight-line basis.
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
18.Related Party Transactions
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
19.   Net Income/(Loss) per Share Attributable to Class A, Class B and Class C Common Stockholders (As Restated)
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

SQUARESPACE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
The following table sets forth the computation of basic and diluted loss per share attributable to Class A, Class B and Class C common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(As Restated)
Numerator:
Net income/(loss)	$2,839	$17,924	$(232,839)	$26,331
Less: accretion of redeemable convertible preferred stock to redemption value	—	(1,225)	(969)	(3,602)
Less: undistributed earnings to participating securities	—	(13,736)	—	(18,742)
Net income/(loss) attributable to Class A, Class B, and Class C common stockholders, basic	$2,839	$2,963	$(233,808)	$3,987
Add: reallocation of net income attributable to participating securities	—	878	—	1,098
Net income/(loss) attributable to Class A, Class B, and Class C common stockholders, dilutive	$2,839	$3,841	$(233,808)	$5,085
Denominator:
Weighted-average shares used in computing net loss per share attributable to Class A, Class B and Class C common stockholders, basic	138,625,579	22,535,791	80,746,637	22,221,531
Effect of dilutive securities	4,626,138	8,665,952	—	7,881,623
Weighted-average shares used in computing net loss per share attributable to Class A, Class B and Class C common stockholders, dilutive	143,251,717	31,201,743	80,746,637	30,103,154
Net income/(loss) per share attributable to Class A, Class B, and Class C common stockholders, basic	$0.02	$0.13	$(2.90)	$0.18
Net income/(loss) per share attributable to Class A, Class B, and Class C common stockholders, dilutive	$0.02	$0.12	$(2.90)	$0.17
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Amendment No 1. on Quarterly Report on Form 10-Q/A and our audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended December 31, 2020 included in the Final Prospectus for our Direct Listing filed with the SEC, pursuant to Rule 424(b)(4) on May 19, 2021. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual business, financial condition and results of operations could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” in Item 1A of Part II of this Amendment No.1 on Quarterly Report on Form 10-Q/A and in our Final Prospectus for our Direct Listing. See also “Cautionary Note Regarding Forward-Looking Statements.” Our historical results are not necessarily indicative of the results that may be expected for any period in the future.
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
Quarterly Results of Operations
The following tables set forth selected unaudited quarterly statements of operations data for each of the eight fiscal quarters ended September 30, 2021, as well as the percentage of revenues that each line item represents for each quarter. The information for each of these quarters has been prepared in accordance with GAAP on the same basis as our audited historical consolidated financial information and includes, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the results of operations for these periods. This data should be read in conjunction with our condensed consolidated financial statements included elsewhere in this Amendment No 1. on Quarterly Report on Form 10-Q/A. These quarterly results are not necessarily indicative of our results of operations to be expected for any future period.

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
As of September 30, 2021, we had cash and cash equivalents and investment in marketable securities of $232.1 million and $15.4 million of available borrowing capacity under our Revolving Credit Facility, as defined below. During July 2021, we were issued an additional letter of credit for $2.5 million relating to a security deposit for a new operating lease in Chicago, Illinois which reduced the amount available under our Revolving Credit Facility to $15.4 million; see “— Item 1. Financial Information — Item 1. Financial Statements — Note 11 — Debt” included elsewhere in this Amendment No. 1 on Quarterly Report on Form 10-Q/A. We believe our existing cash and cash equivalents and investment in marketable securities will be sufficient to meet our operating working capital and capital expenditure requirements over the next 12 months. Our future financing requirements will depend on many factors, including our growth rate, subscription renewal activity, the timing and extent of spending to support development of our platform, the expansion of marketing and sales activities and any future investments or acquisitions we may make. Although we currently are not a party to any agreement and do not have any understanding with any third parties with respect to future investments in, or acquisitions of, businesses or technologies, we may enter into these types of arrangements from time to time, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all, including as a result of disruptions in the credit markets. See “Risk Factors.”

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
Borrowings under the Credit Agreement are subject to an interest rate equal to, at our option, LIBOR or the bank’s alternative base rate (the “ABR”), in either case, plus an applicable margin. The ABR is the greater of the prime rate, the federal funds effective rate plus 0.5% or the LIBOR quoted rate plus 1.00%. The applicable margin is based on an indebtedness to consolidated EBITDA ratio as prescribed under the Credit Agreement and ranges from 1.25% to 2.25% on applicable LIBOR loans and 0.25% to 1.25% on ABR loans. In addition, the Revolving Credit Facility is subject to an unused commitment fee, payable quarterly, in an aggregate amount equal to 0.25% of the unutilized commitments (subject to reduction in certain circumstances). Consolidated EBITDA is defined in the Credit Agreement and is not comparable to our definition of adjusted EBITDA used elsewhere in the Amendment No 1. on Quarterly Report on Form 10-Q/A since the Credit Agreement allows for additional adjustments to net income/(loss) including the exclusion of transaction costs, changes in deferred revenue, and other costs that may be considered non-recurring. Further, consolidated EBITDA, as defined in the Credit Agreement, may be different from similarly titled EBITDA financial measures used by other companies. The definition of consolidated EBITDA is contained in Section 1.1 of the Credit Agreement.
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
Recently Issued Accounting Standards
A discussion of recent accounting pronouncements is included in Note 3 to our unaudited condensed consolidated financial statements included elsewhere in this Amendment No. 1 on Quarterly Report on Form 10-Q/A.
Implications of Being an Emerging Growth Company
As a company with less than $1.07 billion in revenue during our last fiscal year, we qualify as an “emerging growth company” as defined in the JOBS Act. An emerging growth company may take advantage of specified reduced reporting and other requirements that are otherwise applicable generally to public companies. These provisions include that:
•we are required to include only two years of audited consolidated financial statements in this Amendment No. 1 on Quarterly Report on Form 10-Q/A in addition to any required interim financial statements and correspondingly required to provide only reduced disclosure in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;
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
Item 4. Controls and Procedures

Restatement of Previously Issued Financial Statements

Subsequent to filing our Quarterly Report on Form 10-Q for the interim period ended September 30, 2021, we identified an error in our calculation of weighted-average shares used in computing net income/(loss) per share attributable to Class A, Class B, and Class C stockholders, basic and diluted (“WASO”) for the three months ended September 30, 2021. Further, because our WASO was inaccurately stated, our related calculation of net income/(loss) per share attributable to Class A, Class B, and Class C common stockholders, basic and dilutive, for the three months ended September 30, 2021 were also inaccurately stated.

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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021, the end of the period covered by the

Amendment No. 1 on Quarterly Report on Form 10-Q/A. Based on the evaluation of our disclosure controls and procedures our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective because of the material weaknesses in internal control over financial reporting discussed below.
Notwithstanding the material weaknesses in internal control over financial reporting described below, our management has concluded that our condensed consolidated financial statements included in this Amendment No. 1 on Quarterly Report on Form 10-Q/A are fairly stated in all material respects in accordance with U.S. GAAP.
Material Weaknesses
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As disclosed in our Final Prospectus for our Direct Listing filed with the SEC, pursuant to Rule 424(b)(4) on May 19, 2021, a material weakness over financial reporting was identified as of December 31, 2020 for Tock, Inc. (now Tock LLC, "Tock") (the "Tock Material Weakness"). As discussed below, a material weakness over financial reporting was identified as of September 30, 2021 in connection with our calculations of WASO, as well as the related calculation of net income/(loss) per share attributable to Class A, Class B, and Class C common stockholders, basic and dilutive (the "WASO Material Weakness").

These control deficiencies could result in a misstatement of our accounts or disclosures that would result in a material misstatement of our financial results that would not be prevented or detected, and accordingly, we determined that these control deficiencies constitute material weaknesses.
Remediation Plans
We are in the process of remediation of the Tock Material Weakness which includes developing and maintaining appropriate financial reporting controls for Tock. While we have performed certain remediation activities to strengthen our controls to address the identified material weakness, control weaknesses are not considered remediated until new internal controls have been operational for a period of time, are tested, and management concludes that these controls are operating effectively. We will continue to monitor the effectiveness of our remediation measures in connection with our future assessments of the effectiveness of internal control over financial reporting and disclosure controls and procedures. We expect to complete the remediation process by the end of the fiscal year dated December 31, 2021.

We are in the process of remediation of the WASO Material Weakness. Specifically, we plan to expand and improve our review control for the calculation of weighted average shares outstanding used in the calculation of earnings per share. The improvements to the review control will include reperformance of the calculation and review of the completeness and accuracy of the information used in the calculation of weighted average shares outstanding by agreeing the inputs to the appropriate source data. We will continue to monitor the effectiveness of our remediation measures in connection with our future assessments of the effectiveness of internal control over financial reporting and disclosure controls and procedures. We expect to complete the remediation process by September 30, 2022.
Changes in Internal Control Over Financial Reporting

During the three months ended September 30, 2021, there has been a change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The circumstances that led to the restatement of our financial statements described in this Amendment No. 1 on Quarterly Report on Form 10-Q/A have been identified. See “Material Weaknesses” and "Remediation Plans” in this section Item 4. Controls and Procedures for further discussion of this finding.
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
Item 1A. Risk Factors
RISK FACTORS
A description of the risks and uncertainties associated with our business is set forth below. You should consider carefully the risks and uncertainties described below, together with the financial and other information contained in this Amendment No. 1 on Quarterly Report on Form 10-Q/A, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our unaudited condensed consolidated financial statements and related notes. If any of the following risks or uncertainties actually occur, our business, financial condition and results of operations could be materially and adversely affected. In that case, the market price of our Class A common stock could decline and you may lose all or a part of your investment. The risks discussed below are not the only risks we face. Additional risks or uncertainties not currently known to us, or that we currently deem immaterial, may also have a material adverse effect on our business, financial condition and results of operations.
Risk Factor Summary
We are providing the following summary of the risk factors contained in this Amendment No. 1 on Quarterly Report on Form 10-Q/A to enhance the readability and accessibility of our risk factor disclosures. We encourage you to carefully review the full risk factors contained in this Amendment No. 1 on Quarterly Report on Form 10-Q/A in their entirety for additional information regarding the material factors that make an investment in our securities speculative or risky. These risks and uncertainties include, but are not limited to, the following:
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
We have made, and will continue to make, changes to our financial management control systems and other areas to manage our obligations as a public company, including corporate governance, corporate controls, disclosure controls and procedures and financial reporting and accounting systems. During the year ended December 31, 2020, Tock identified a material weakness in its internal control over financial reporting. In addition, as described elsewhere in this Report, on November 10, 2021, we identified a material weakness in our internal control over financial reporting relating to our calculation of weighted-average shares used in computing net income/(loss) per share attributable to Class A, Class B, and Class C common stockholders, basic and diluted, and the related calculation of net income/(loss) per share attributable to Class A, Class B, and Class C common stockholders, basic and dilutive, for the three months ended September 30, 2021. We are in the process of remediating these material weaknesses. While we have performed certain remediation activities to strengthen our controls to address the identified material weaknesses, control weaknesses are not considered remediated until new internal controls have been operational for a period of time, are tested, and management concludes that these controls are operating effectively. We expect to complete the remediation process of the Tock Material Weakness by the end of the fiscal year dated December 31, 2021. We expect to complete the remediation process of the WASO Material Weakness by the end of the fiscal period dated September 30, 2022. However, these and other measures that we may take to remediate the material weaknesses in our internal control over financial reporting may take longer than anticipated.
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
__________________
* Filed herewith.
# The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Amendment No. 1 on the Quarterly Report on Form 10-Q/A and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Squarespace, Inc.

Date: November 15, 2021	By:	/s/ Anthony Casalena
Anthony Casalena Chief Executive Officer (Principal Executive Officer)

Date: November 15, 2021	By:	/s/ Marcela Martin
Marcela Martin Chief Financial Officer (Principal Financial Officer)