Form 10-K
period 2021-12-31
Squarespace, Inc.
filed 2022-03-07
CIK 1496963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-K
___________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________
Commission File Number 001-40393
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
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒
Based on the closing price of the registrant’s common stock on the last business day of the registrant’s most recently completed second fiscal quarter, which was June 30, 2021, the aggregate market value of its shares (based on a closing price of $59.41 per share) held by non-affiliates was approximately $1.7 billion. Shares of the registrant’s common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the registrant were excluded to the extent that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 15, 2022, the registrant had 90,901,745 shares of Class A Common Stock, 48,344,755 shares of Class B Common Stock, and no shares of Class C Common Stock, each with a par value of $0.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2021.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements that reflect our current views with respect to, among other things, future events and our future business, financial condition and results of operations. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” or the negative version of those words or phrases or other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are not statements of historical fact, and are based on current expectations, estimates and projections about our industry as well as certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, which you should consider and read carefully, including but not limited to:
•our ability to attract and retain customers and expand our customers’ use of our platform;
•our ability to anticipate market needs and develop new or enhanced solutions to meet those needs;
•our ability to compete successfully in our industry against current and future competitors;
•the impact of the COVID-19 pandemic on how we, our providers, and consumers operate and its impact on the global economy, and the duration and extent to which the pandemic will affect our business, future results of operations, and financial condition;
•our ability to manage growth and maintain demand for our solutions;
•our ability to protect and promote our brand;
•our ability to successfully identify, manage and integrate any existing and potential acquisitions;
our ability to hire, integrate and retain highly skilled personnel;
•our ability to adapt to and comply with existing and emerging regulatory developments, technological changes and cybersecurity needs;
•our ability to establish and maintain intellectual property rights;
•our ability to manage expansion into international markets; and
•the other risks and uncertainties described under “Risk Factors.”
This list of factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Annual Report on Form 10-K. We operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Annual Report on Form 10-K, and our future levels of activity and performance, may not occur and actual results could differ materially and adversely from those described or implied in the forward-looking statements. As a result, you should not regard any of these forward-looking statements as a representation or warranty by us or any other person or place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.
In addition, statements that contain “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Annual Report on Form 10-K. While we believe that this information provides a reasonable basis for these statements, this information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.
You should read this Annual Report on Form 10-K and the documents that we reference herein and have filed as exhibits to the Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by the cautionary statements contained in this section and elsewhere in this Annual Report on Form 10-K.

Part I
Item 1. BUSINESS
Overview
Squarespace is an all-in-one platform with everything to sell anything, providing customers in over 200 countries and territories with all the tools they need to sell physical products, digital content, classes, appointments, reservations and more. Powered by best-in-class design for a consistent brand experience across all touchpoints, our suite of fully integrated products enables anyone to manage their projects and businesses through websites, domains, e-commerce, marketing tools, and scheduling, along with tools for managing a social media presence with Unfold and hospitality services via Tock.
Consumer behavior continues to rapidly evolve in conjunction with changes in the internet and technology, and the amount of time and money consumers spend online is accelerating. As consumers increasingly engage with companies online to learn about and transact with new brands, the marketplace for consumer attention is intensely competitive. It is mission-critical for brands to differentiate themselves with a beautiful and effective online presence. Businesses and independent creators need a way to develop an impactful, professional-quality presence quickly and cost-effectively that also enables them to transact directly with their customer base.
The Squarespace platform empowers our customers to build, manage and grow compelling brands online. We bring together three primary pillars of functionality to create a unified, all-in-one platform to help our customers grow:
•Presence:   Our intuitive design tools make it possible to quickly and easily create a professional-quality, mobile and desktop friendly website, acquire a domain and have a differentiated social media presence. Since our founding, we have aggressively invested in our design and creative teams in an effort to create innovative, forward-thinking website designs that ensure our customers’ websites are seen as among the most sophisticated on the web.
•Commerce:   Through our comprehensive commerce solutions, we provide our customers everything they need to sell physical products, subscriptions, content or services online. Our commerce functionality is fully integrated with our presence products, eliminating the need for third-party tools.
•Marketing:   We provide brands with powerful, integrated marketing solutions, such as Email Campaigns, customer relationship management functionality, SEO and analytics tools to help them better understand and target their audiences while driving traffic, sales and conversion.
Squarespace is an engineering and design-led company and our platform features a modern architecture, scalable delivery platform and secure solutions that provide support for our global customer base. The Squarespace platform works for customers that are just getting started, as well as large brands that need scale, providing flexibility and reliability.
In addition to servicing customers from inception to at-scale, our customers span a wide variety of industries and use cases, from small and medium-sized businesses (“SMBs”) and independent creators, such as restaurants, photographers, wedding planners, artists, musicians and bloggers, to iconic brands. As of December 31, 2021, we had 4.1 million unique subscriptions to our platform.
We believe we have created a highly-efficient and multi-pronged go-to-market model that enables us to capitalize on our market opportunity and acquire customers in a cost effective manner. We believe we have a stable and predictable business model driven by efficient customer acquisition and the adoption by our customers over time of higher value offerings and add-on subscriptions. We generated in the years ended December 31, 2021 and 2020, respectively:
•revenue of $784.0 million and $621.1 million;
•net (loss)/income of $(249.1) million and $30.6 million;
•adjusted EBITDA of $125.1 million and $116.7 million;
•net cash provided by operating activities of $123.2 million and $150.0 million; and
•unlevered free cash flow of $122.4 million and $152.4 million.
For additional information about our non-GAAP financial measures, including reconciliations of the non-GAAP financial measures to the most directly comparable financial measures stated in accordance with GAAP, see “Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations, Key Performance Indicators and Non-GAAP Financial Measures.”
The Key Benefits of our Platform
Squarespace has solidified its position as a go-to premium offering for online presence and commerce. Our comprehensive, integrated platform provides a unified experience for our customers. The key tenets of our platform are:
•Beautiful Design, Consistent Everywhere:   We believe design is not a luxury. Our beautifully-designed, award-winning templates enable our customers to look professional from the start, while also providing deep levels of customization so that no two websites look alike. This empowers our customers to stand out and express their story and brand in a beautiful, engaging and consistent way across digital channels, including websites, social media and Email Campaigns, among others.
•Everything to Sell Anything:   Our commerce solution supports a diverse set of business models, allowing our customers to sell physical products, subscriptions, content and services within the same platform. For example, a fitness instructor can market their brand professionally online and their clients can book personal training sessions through their website, attend virtual classes and buy custom apparel, all powered on the Squarespace platform.
•Power with Simplicity:   Our platform balances ease-of-use with a deep level of functionality required to run more complex businesses. Our platform is also accessible from anywhere — customers can update their website or manage their business on-the-go using our web application or our iPhone and Android applications.
•All-in-One Platform:   Our all-in-one platform offers businesses and independent creators everything they need to build and manage their online presence and commerce across devices and social media. Our fully-integrated SaaS-based content management solution combines a website builder, a commerce solution, social presence and blogging infrastructure, a hosting service, a domain name registrar, marketing tools and differentiated analytics across digital channels. This comprehensive approach enables customers to aggregate and analyze data across solutions to help our customers better understand their audience and drive higher traffic, sales and conversion through a single interface.
•Built for Modern Use Cases:   Our platform can adapt quickly to emerging channels and technology. For example, Unfold provides easy-to-use tools that empower storytellers to differentiate their content and brand on social media. With elevated design collections and intuitive photo and video editing, Unfold helps our customers look great beyond their websites. We aim to establish a foothold with the next generation of independent creators, because we understand that not all journeys may begin with a website.
•Our Customer Support:   We supplement our all-in-one platform with customer service delivered by a global team of in-house product and operations specialists. To serve our worldwide customer base, we are available 24/7/365 through multiple channels of communication, including live chat, email and social. We address the diverse needs of our customers in six languages across eight time zones.
Our Market Opportunity
We believe that there is a meaningful opportunity to empower individuals and businesses to succeed by providing several offerings, including web presence, commerce and marketing. Based on data from Intuit, as of 2020, there are an estimated 800 million SMBs and self-employed ventures worldwide. According to Barclays research, the global web tools total addressable market is approximately $350 billion based on the addressable markets of traditional web tools plus inventory management, pick-pack-ship and third-party logistics, Point of Sale devices and integration, accounting, tax, human resources, information technology ticketing and other software solutions. We believe global spending on e-commerce is set to accelerate, the International Data Corporation (“IDC”) projects the size of the digital commerce application market to grow to $9.9 billion in 2025.
In response to this accelerating growth, we continue to innovate and add new services and features that create incremental opportunities to further penetrate as well as expand our core addressable market through new use cases and entry points. Broader e-commerce growth and the increased prevalence of consumers transacting online create demand for our core web presence and commerce tools in addition to generating additional monetization opportunities through other features we offer, including online scheduling, exclusive Member Areas to promote and protect premium content and Email Campaigns. We believe the growth of SMBs and proliferation of commerce, both domestically and internationally, will continue to drive our market opportunity and unlock new monetization opportunities for our platform. We see this as just the beginning in a long journey between Squarespace and our user community, helping to define commerce and engagement in a digital world.
Our Growth Strategies
We exist to help people with creative ideas stand out and succeed. We want to be the all-in- one platform for every business and independent creator around the world that wants to establish an online presence. To that end, we are pursuing the following growth strategies:
•Expand Our New Customer Base, Especially Internationally:   We aim to continue to deploy offerings across the globe, both in English and non-English speaking regions, in order to continue to diversify and accelerate our growth. As of December 31, 2021, we currently serve customers in over 200 countries and territories and approximately 30% of our bookings are from outside of the United States. We support eight languages, with English, German, Spanish, French, Italian and Portuguese available for the creation of websites and Dutch and Swedish available for website translation, and we intend to continue to invest internationally and localize our product offerings. We believe there is significant growth potential within international markets. We intend to continue investment in strategic marketing across brand, direct response and unpaid channels in order to deepen overall brand awareness and attract businesses and individuals seeking to establish an online presence.
•Expand and Deepen our Commerce Offerings:   Our comprehensive commerce offerings provide our customers with everything to sell anything online, while also attracting a differentiated set of commerce-oriented brands to our platform. We intend to continue to expand our commerce capabilities through the development of solutions that enable new ways for our customers to transact online. We also believe that ongoing investment in our partner ecosystem and integrations will allow us to deliver more value to our customers, further increasing adoption of e-commerce functionality. As we continue to scale our platform, both to more use cases and geographically, we intend to integrate partners in extensible commerce functions such as international payments and tax solutions.
•Continued Investment in our Design Platform:   Design is fundamental to our brand and permeates not just our customer templates but our user experience and marketing messages. We integrate designers with our product and engineering teams from the outset to ensure that we weave our design sensibility into everything we do. We expect to continue to invest in our core design platform and technology to ensure that we maintain our position as a leader of web design.
•Deepen Relationships with Existing Customers:   As we continue to innovate and broaden our suite of solutions, we believe that we create significant incremental opportunities to partner with our customers and serve more of their needs. We plan to further invest in offerings that will enable our customers to grow their businesses by using more of our products and features, including Scheduling, exclusive Member Areas and Email Campaigns. We supplement our all-in-one platform with customer service delivered by a global team of in-house product and operations specialists. To serve our worldwide customer base, we are available 24/7/365 through multiple channels of communication including live chat, email and social.
•Promote and Develop our Enterprise Capabilities:   Enterprise includes both larger businesses looking to build an online presence and volume customers who may require scalable solutions for many websites. For example, an agriculture e-commerce company relies on our enterprise solutions to power hundreds of websites for independent farmers to market and sell products. We offer dedicated, prioritized support to ensure they are able to fully leverage our all-in-one platform.
•Expand our Experts Community:   Squarespace is host to a large community of experts that build sites for others on our platform. Squarespace Experts are experienced third-party designers and developers, often part of our Circle community, that are vetted by us for their years of experience and quality of work. We believe that this community provides us with a unique marketing channel to address the steadily growing DIFM website development industry. We provide these experts with knowledge, tools and support that they leverage to find clients and grow their businesses. This community also gives us a powerful feedback loop when we are testing new functionality or making adjustments to our platform.
•Opportunistically Pursue Strategic Acquisitions:   In March 2021, we completed the acquisition of Tock and previously completed and integrated three strategic acquisitions: Acuity, an end-to-end scheduling service provider, in April 2019; Videolicious, a provider of video creation solutions, in August 2019; and Unfold, a social toolkit for storytellers, in October 2019. We believe that future strategic acquisitions will enable us to accelerate key platform, product and marketing initiatives, and augment our organic growth strategy.

Our Platform and Products
Our platform brings together a comprehensive set of solutions across presence, commerce and marketing for businesses and independent creators to build a beautiful online presence, grow their brands and manage their businesses across customer touchpoints. Our design excellence, woven throughout the entirety of our platform, provides customers with professional-quality branding and a differentiated digital presence.
Presence
We are a leader in website design and enable businesses and independent creators across industries to grow online and build brands. Our core products include websites, domains and our social product, Unfold, in addition to a number of complementary features such as Google Workspace. We also offer a set of plans for larger customers.
•Websites:   We offer a comprehensive set of award-winning website templates created by our world-class designers. Our simple and intuitive drag-and-drop solutions enable our customers to build flexible, relevant and easy-to-customize pages with sections that are designed to help bring their ideas to life quickly and beautifully. Our platform provides hundreds of customizable settings, including fonts, custom color palettes and built-in photo editing capabilities, so every website can be made to stand out with just a few clicks.
•Domains:    Buying a domain with Squarespace is simple and straightforward. We offer a large selection of domains, including the latest top-level domains. Our domain management tools allow customers to do everything from editing their DNS records to forwarding their URL. All of our sites come with the security tools needed to host a growing online presence and automatically provide free domain privacy for all eligible domains.
•Social (Unfold):   With elevated design collections and intuitive photo and video editing, Unfold helps users create expert-looking stories for social media. According to AppFigures, as of December 2021, Unfold was ranked top 10 in their “Graphics & Design” category in 98 countries, with over one and a half billion stories across 50 million downloads. Unfold also enables businesses to create and manage brand assets on social platforms from a single place and enables stories to be shared to the web. Unfold+ and Unfold for Brands subscriptions offer more advanced experiences, including access to additional collections and features to expand a brand’s storytelling toolkit and the ability to create custom Bio Sites that connect social followers to a website.
•Enterprise:   For our larger customers, we offer a set of premium plans combining Squarespace’s most advanced features with dedicated and prioritized support. We provide business solutions spanning from bulk purchase packaging, to custom contracting and payment methods, to premium support tailored to each customer’s needs. We also offer the ability for these customers to secure their accounts using customized Single Sign-On (SSO) providers.
•Google Workspace (Professional Email):   Professional email on a custom domain is a necessity for our customers who are establishing a brand online. To offer this, we enable our customers to activate Google Workspace on their domains that are hosted by Squarespace. In addition to professional email, Google Workspace customers also get access to Google Calendar, Google Drive, Google Hangouts and more.
Commerce
Squarespace provides tools for customers to transact in the ways that work best for their businesses.
•Commerce:   Squarespace offers deep e-commerce functionality in our integrated platform. Our easy-to-customize and award-winning designs help our customers sell more by making them look better. Being a true multi-modal commerce platform, we support the sale of physical products, subscriptions, digital content and services without the need for third-party tools or integrations. Our commerce functionality includes shipping labels, inventory management, product merchandising, customer relationship management, customized purchase confirmation emails, product promotions, gift cards, selling on Instagram and more. We offer secure checkout and enable payment through credit or debit cards via our partnerships with payment processors. Squarespace customers can also sell offline via our Point-of-Sale integration with card reader hardware.
•Scheduling:   As an add-on to our customers’ websites or as a standalone subscription, Squarespace Scheduling enables businesses to share availability and take bookings for appointments and classes. Scheduling integrates with the most popular calendars and video conference tools and includes customizable communications for appointment confirmations, reminders, follow-ups and intake forms. Consumers can pay online or reschedule appointments with a click, all in one place.

•Member Areas:   Our customers can create exclusive members-only content and have full control over how to charge for access. As an add-on subscription, Member Areas enables many additional commerce use cases including virtual classes, private podcasts and paid newsletters.

•Hospitality Services (Tock): As a standalone subscription to customers in the restaurant, winery and hospitality business, Squarespace offers the capability for customers to seamlessly manage reservations, events, takeout, and delivery using Tock. In addition to managing reservations, Tock’s hospitality services include integrated guest marketing, including guest profiles and pre- and post-visit questionnaires, contactless payments, restaurant floor-plan and layout management, automated waitlists, and real-time customer information reporting for enhanced hospitality management. Combining the brand-building power of Squarespace and the hospitality tools of Tock, everything our customers would need to market and manage their business is available.
Marketing
As add-ons to our presence and commerce subscriptions, we provide brands with powerful, integrated marketing products and features such as Email Campaigns, search engine optimization (“SEO”) and analytics.
•Email Campaigns:    Our customers can amplify their message and make personal connections with their customers through our Email Campaigns product, which is available as an add-on subscription to their website subscription. Customers can seamlessly use and manage contact lists and drop content and products from their sites into Email Campaigns, giving them quick access to content and keeping their brand consistent between the web and email. Our platform is designed to make it easy to manage a growing audience, with features like smart client lists and easy access to customer profiles, which include things like customer order information.
•SEO:   Every Squarespace website and online store comes optimized to be indexed and found online, with a suite of integrated features and guides that help maximize prominence among search results. Squarespace was the first website builder to integrate directly with Google Search Console, giving our customers a view into how they are being seen and found on Google. Everything on the Squarespace platform is optimized to be found online with no third-party plugins required.
•Analytics:   We have developed our own custom analytics solution that incorporates data from our website, commerce and email solutions into a single view for our customers. Without an integrated platform, customers would be forced to use multiple third-party tools, resulting in a fragmented view of their data across multiple systems.
Our Technology
Our technology features a modern architecture and a scalable, secure delivery platform that provides support for our global customer base.
Managed Infrastructure:   We take care of site hosting, software upgrades, network connectivity, content delivery network deployment and DNS on behalf of our customers to simplify the complexities of running a modern website.
Scalability:   We are able to process and manage large-scale traffic on our customers’ websites. We process 2.3 billion website views monthly. Our customers are also insulated from the costs of bandwidth and storage, which are included in an unlimited capacity for all of our customers’ websites.
Resiliency:   We have 99.95% uptime for our products and aim for sub-second latencies for core user experience interactions. Our customers’ websites are hosted with full local and geographic redundancy in the case of infrastructure failures and our dedicated Squarespace operations team monitors incidents 24/7/365, helping to ensure that we are able to respond to customer incidents in a timely manner.
Security and DDoS Mitigation:   We securely host our customers’ websites and defend against DDoS attacks on their behalf, which have the ability to impact network resources and services of our customers. We regularly run penetration tests against our own infrastructure, testing for security weaknesses.
Automatic Transport Layer Security:   In order to help provide secure browsing experiences, we automatically generate and renew SSL certificates for all websites hosted on our platform for free.

Our Customers
Squarespace serves customers of all sizes across various industries. Our customers range from individuals and small businesses just getting started to some of the world’s most iconic brands. As of December 31, 2021, we had 4.1 million unique subscriptions on our platform.
Marketing
We employ a full life cycle marketing plan that utilizes a mix of channels to highlight the power of our all-in-one platform and increase awareness of the unique values we offer to our customers to help them manage and grow their brand. These channels include:
Brand
Our marketing efforts are thoughtfully designed to target our core customer at every potential entry point to our platform, from domains to social presence, online stores and enterprise. We showcase our brand in a creative and memorable manner through strategic partnerships that increase customer affinity. Developed and executed in-house, we believe our ads showcase the creative talents of our customers in an effective and stand out way. We track the success of our brand advertising by measuring metrics such as growth in brand awareness, organic searches and website landings.
Direct Response
We seek to optimize the efficiency of our direct response marketing spend by setting rigorous cost per acquisition targets. Our in-house programmatic buying team actively seeks out high growth channels such as Instagram, Pinterest and TikTok to garner extensive reach of potential customers who value design and aesthetics when building their online presence. We also work closely with numerous podcast hosts and YouTube creators to authentically share our product and brand story, and carefully manage the ad execution and performance at the individual host and creator level to sharpen our direct response marketing efforts.
CRM and Content
We believe that our marketing efforts do not end once we attract potential customers to our website or convert them to paid users. Our primary goal is to support our customers as they grow their businesses and we measure that through customer retention and lifetime value expansion.
We achieve this by content marketing in our own channels to inform existing customers of our latest features and platform updates to drive adoption of solutions that they may not be already subscribed to. Our content marketing also includes webinars, video tutorials and customer Q&As with tips and tricks for customers to be successful entrepreneurs and get the most of their Squarespace subscriptions through insights into our full platform capabilities.
Our targeted marketing efforts have resulted in continued unique subscription growth and increasing bookings over time.
Our marketing and sales expenses were $340.0 million and $260.0 for the years ended December 31, 2021 and 2020, respectively.
Human Capital and Company Culture
As of December 31, 2021, we had 1,600 full-time employees. Of these employees, 1,442 are located in the United States and 158 are located in the European Union.
We believe our culture serves as a strong competitive advantage, allowing us to build the kind of company that can truly lead a market and continue to innovate for our customers. The development and empowerment of our people are critical to our ability to deliver differentiated and creative solutions to our customers. We are continuously seeking to build an exceptional culture that strives to drive engagement and results in our employees exceeding expectations and directly impacting our success.
Our culture is focused on six core principles:
•Be the Customer.   Developing deep empathy for our customers’ needs, challenges and dreams is critical. We want to provide the same standard of tools and services to our customers that we want for ourselves.

•Design is not a Luxury.   We believe that great design should be available to everyone and we are relentless in our pursuit of great design in everything we do.
•Build the Ideal.   We seek to shape the future of our industry by conceiving of and building game-changing products. To do this, we take bets on big ideas, while also recognizing that pursuit of perfection is a process that requires constant iteration.
•Learn Fast, Act Fast.   We believe that pursuing the fastest path to learning and having a healthy bias to action are keys to our success. We seek to do both whenever possible.
•Protect Creativity.   Ideas can come from anyone or anywhere, but they are fragile and require space to develop and grow. We believe the creative process is critical to our success and we seek to protect it as we develop new directions for our solutions and company.
•Simplify.
In September 2021, we launched our new employee development program, SQSP Learning, which allows employees to explore AI-recommended and personalized content based on their role and unique learning goals. Employees have access to voice their questions, thoughts, and opinions through company townhalls, executive team AMA’s, and employee feedback surveys.
Starting in March 2020 the COVID-19 pandemic required all our employees to pivot to remote work. As offices started to re-open, in July 2020, we announced that all employees would continue to have the option to work remotely. In October 2021, we announced that the New York and Los Angeles offices were reopened on a volunteer basis. At that time, we also informed our employees that coming into the office will remain voluntary until March 1, 2022. During the pandemic the remote work policy allowed us opportunities to hire talent in more locations.
We are proud to be recognized for our focus on our people. In 2021, Comparably recognized us on numerous lists including Best Company Culture, Best Work-Life Balance, Best Perks & Benefits, Best CEOs for Diversity, Best Places to Work in New York list, and Best HR teams. We continue to be certified as a Great Place to Work and, in 2021, were on Great Place to Work Ireland’s lists for Ireland’s Best Medium Workplaces and Ireland's Best Workplaces in Tech. The Irish Times also named us to their Top 10 Best Workplaces in Ireland list in 2021. In both 2021 and 2020, Fairygodboss named us to their Best Companies for Women and Best Tech Companies for Women lists. We continue to be named one of the Built In NYC 100 Best Places to Work In NYC and, in 2021, were recognized on Built In NYC’s Best Perks & Benefits in NYC list. In 2021, Healthiest Employers named us to their lists of Healthiest Employers of NYC and Healthiest Employers of Oregon. Additionally, we were named a Top 10 New York-based Employer Brand by Hired.com every year that they issued their Brand Health Report. We have also been recognized as a General Excellence Winner within the Software category in Inc’s 2020 Best in Business list, and one of Fortune’s top 50 Best Workplaces for Parents in 2017.
Our in-house Customer Operations team (comprising over 400 employees across many locations) has won 14 Stevie Awards for outstanding customer service since 2013. We have invested heavily in developing and producing self-help educational resources for customers of various levels of technical sophistication, including guides, video tutorials and webinars, while also offering personalized and timely support through live chat and email.
None of our employees are represented by a labor union or covered by collective bargaining agreements and we have not experienced any work stoppages.
Annually, we review our compensation and benefits package to ensure we can make competitive offers. Our annual compensation review coincides with our employee feedback cycle where employees and managers discuss performance over the last year to improve their learning and career development.
Competition
We believe that the market for providing SaaS-based website design and management software is evolving and highly fragmented.
We face competition from specific providers across the different facets of our business model offering services or products that overlap with parts of our solutions, including:
•Online presence solutions such as Automattic, Wix and Weebly;
•E-commerce solutions such as Shopify and BigCommerce;
•Domain registration and website hosting services such as GoDaddy;

•Email marketing solutions such as MailChimp;
•Scheduling solutions such as MindBody; and
•Hospitality services such as Resy and OpenTable.
We believe that we compete favorably because of our comprehensive, all-in-one platform, multi-channel commerce capabilities, easy-to-use and design-first solutions and the overall depth and extensibility of our solutions.
Intellectual Property
We rely on a combination of trade secret, trademark, copyright, patent and other intellectual property laws to protect our intellectual property. We also rely on contractual arrangements, such as licenses, assignments and confidentiality agreements and technical measures.
We have been issued federal registrations for trademarks, including “Squarespace” and related stylized marks. We hold domestic and international domain names that include “Squarespace” and similar variations.
We control access to our intellectual property and confidential information through internal and external controls. We require our employees and independent contractors to enter into agreements assigning to us any inventions, trade secrets, works of authorship and other technology and intellectual property created for us and protecting our confidential information. We generally enter into confidentiality agreements with our vendors.
Government Regulations
The legal environment of internet-based businesses, both in the United States and internationally, is evolving rapidly and is often unclear. This ambiguity includes topics such as data privacy and security, pricing, advertising, taxation, content regulation and intellectual property ownership and infringement.
We are subject to several local, state, federal and foreign laws and regulations regarding privacy and data protection. Regulators around the world have adopted or proposed limitations on, or requirements regarding, the collection, distribution, use, security and storage of personal information, payment card information or other confidential information of individuals and the FTC and many state attorneys general are applying federal and state consumer protection laws to impose standards on the online collection, use and dissemination of data. In the event of a security breach, these laws may subject us to incident response, notice and remediation costs. Failure to safeguard data adequately or to destroy data securely could subject us to regulatory investigations or enforcement actions under applicable data security, unfair practices or consumer protection laws. The scope and interpretation of these laws could change and the associated burdens and our compliance costs could increase in the future.
We are also subject to U.S. and foreign laws and regulations that govern or restrict our business and activities in certain countries and with certain persons, including the U.S. Commerce Department’s Export Administration Regulations and economic and trade sanctions regulations maintained by OFAC, as well as anti-bribery and anti-corruption laws and regulations, including the FCPA and the U.K. Bribery Act.

Available Information
Our website address is www.squarespace.com and our investor relations website is located at www.investors.squarespace.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports are available on our investor relations website free of charge as soon as reasonably practicable after they are filed with the Securities and Exchange Commission (“SEC”). The information contained on our website is not included in, nor incorporated by reference into, this Annual Report on Form 10-K. Reports filed with the SEC also may be viewed at www.sec.gov.

Item 1A. RISK FACTORS
A description of the risks and uncertainties associated with our business is set forth below. You should consider carefully the risks and uncertainties described below, together with the financial and other information contained in this Annual Report on Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes. If any of the following risks or uncertainties actually occur, our business, financial condition and results of operations could be materially and adversely affected. In that case, the market price of our Class A common stock could decline and you may lose all or a part of your investment. The risks discussed below are not the only risks we face. Additional risks or uncertainties not currently known to us, or that we currently deem immaterial, may also have a material adverse effect on our business, financial condition and results of operations.
Risk Factor Summary
We are providing the following summary of the risk factors contained in this Annual Report on Form 10-K to enhance the readability and accessibility of our risk factor disclosures. We encourage you to carefully review the full risk factors contained in this Annual Report on Form 10-K in their entirety for additional information regarding the material factors that make an investment in our securities speculative or risky. These risks and uncertainties include, but are not limited to, the following:
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
•The COVID-19 pandemic has affected how we, our providers, and consumers operate and has adversely affected the global economy, and the duration and extent to which this will affect our business, future results of operations, and financial condition remains uncertain.
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
The COVID-19 pandemic has affected how we, our providers, and consumers operate and has adversely affected the global economy, and the duration and extent to which this will affect our business, future results of operations, and financial condition remains uncertain.
In response to the COVID-19 pandemic, we have taken a number of actions that have impacted and continue to impact our business, financial condition and results of operations, including transitioning employees across all our offices (including our corporate headquarters) to remote or hybrid work-from-home arrangements and recommending travel and related restrictions. While we believe these actions were reasonable and necessary as a result of the COVID-19 pandemic, they were disruptive to our business. Given the continued spread of COVID-19, we may have to take additional actions in the future that could further disrupt our business. While we have a distributed workforce and our employees are accustomed to working remotely or working with remote employees, our workforce has not historically been fully remote. Limiting travel and doing less business in-person may impact our ability to preserve our corporate culture. Any failure to preserve our culture could negatively affect our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives. The COVID-19 pandemic could also cause delays or disruptions in services provided by key service providers. Our management team has spent, and will likely continue to spend, significant time, attention and resources monitoring the COVID-19 pandemic and associated global economic uncertainty and seeking to manage its effects on our business and workforce.
The degree to which COVID-19 and related vaccines will affect our business and results of operations will depend on future developments that are highly uncertain and cannot currently be predicted. If economic conditions deteriorate, uncertainty from the pandemic may cause prospective or existing customers to cancel their subscriptions for our solutions and users may not have the financial means to make purchases from our customers or may delay or reduce discretionary purchases, negatively impacting our e-commerce customers and our associated results of operations. Our entrepreneurial and small business customers may be more susceptible to general economic conditions than larger businesses with greater liquidity and access to capital. It is not possible for us to predict the duration and extent to which this will affect our business, future results of operations, and financial condition at this time. The risks described herein and throughout this “Risk Factors” section could be further exacerbated by the continuation of the COVID-19 pandemic or other future adverse public health developments.
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
Our ability to compete successfully depends on our ability to offer an integrated and comprehensive platform enabling a diverse base of customers to start, grow and run their businesses or promote their brand. The success of our solutions is predicated on the assumption that an online presence is, and will continue to be, an important factor in our customers’ abilities to establish, expand and manage their brand and business quickly, easily and affordably. If we are incorrect in this assumption, for example due to the introduction of a new technology or industry standard superseding the importance of an online presence or rendering our existing or future solutions obsolete, then our ability to retain existing customers and attract new customers could be adversely affected, which could harm our business, financial condition and results of operations.
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
From time to time, we evaluate potential strategic acquisition or investment opportunities and we have completed various strategic acquisitions in recent periods. Any future transactions that we enter into could be material to our business, financial condition and results of operations. The process of acquiring and integrating another company or technology could create unforeseen operating difficulties and expenditures. Acquisitions and investments involve a number of risks, such as:
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
In addition, a significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill and other intangible assets, which must be assessed for impairment at least annually. If our acquisitions do not yield expected returns, we may be required to take charges on our operating results based on this impairment assessment process, which could adversely affect our business, financial condition and results of operations.
Future acquisitions and investments may also result in dilutive issuances of equity securities, which could adversely affect the trading price of our Class A common stock, result in issuances of securities with superior rights and preferences to our Class A common stock or result in the incurrence of debt with restrictive covenants that limit our operating flexibility.
We may not be able to identify future acquisition or investment opportunities that meet our strategic objectives, or to the extent such opportunities are identified, we may not be able to negotiate terms with respect to the acquisition or investment that are acceptable to us. Acquisitions we complete may not ultimately strengthen our competitive position or achieve our strategic objectives, and any acquisitions we complete could be viewed negatively by investors. To pay for any such acquisition, we may have to use cash or incur debt, both of which may affect our financial condition or the trading price of our Class A common stock. At this time we have made no commitments or agreements with respect to any such material transactions.
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
In addition to hiring and integrating new employees, we must continue to focus on retaining our key employees who foster and promote our innovative corporate culture. Our future performance depends on the continued services and contributions of our Founder and Chief Executive Officer, Mr. Casalena, who is critical to the development of our business and growth strategy, in addition to other key employees to execute on our business plan and to identify and pursue new opportunities and solutions. The failure to properly develop or manage succession plans or develop leadership talent or the loss of services of key employees could significantly delay or prevent the achievement of our strategic objectives. From time to time, there may be changes in our senior management team resulting from the hiring or departure of executives, which could disrupt our business. We do not have employment agreements with our executive officers or other key personnel that require them to continue to work for us for any specified period; therefore, they could terminate their employment with us at any time. The loss of one or more of our key employees (including any limitation on the performance of their duties or short term or long term absences as a result of illness) could adversely affect our business, financial condition and results of operations.
We primarily rely on a single supplier to process payments from our customers and we integrate with a limited number of suppliers to process transactions from users.
The success of our platform depends, in part, on our ability to integrate and offer third-party services to our customers. In particular, we use Stripe, Inc. (“Stripe”) to process our transactions with our customers and we offer payment processing integrations for our customers to charge their users through Stripe, PayPal Holdings, Inc. (“PayPal”) and Block, Inc. (“Block”). While we offer our customers access to three payment processing integrations through which to charge their users, disruptions or problems with the relevant services provided by any of these companies could have an adverse effect on our reputation, business, financial condition and results of operations. If Stripe, PayPal or Block were to terminate its relationship with us or become unable to continue processing payments on our behalf, we could incur substantial delays and expense in finding and integrating an alternative payment service provider to process payments from our customers and their users, and the quality and reliability of any such alternative payment service provider may not be comparable.

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
Intellectual property rights are important to our business. We rely on a combination of trade secret, copyright, patent and trademark laws as well as contractual provisions, such as confidentiality clauses, to protect our proprietary technology, know-how, brand and other intellectual property, all of which offer only limited protection. While it is our policy to protect and defend our intellectual property, the steps we take may be inadequate to prevent infringement, misappropriation, dilution or other potential violations of our intellectual property rights or to provide us with any competitive advantage. Further, the laws of foreign countries may not provide as much protection to intellectual property as exists in the United States. For example, some license provisions protecting against unauthorized use, copying, transfer and disclosure of our solutions may be unenforceable or otherwise limited under the laws of certain jurisdictions and foreign countries. Moreover, policing unauthorized use of our intellectual property is difficult, expensive and time-consuming, particularly in foreign countries where the laws may not be as protective of intellectual property rights as those in the United States and where mechanisms for enforcement of intellectual property rights may be weak. To the extent we expand our international activities, our exposure to unauthorized copying and use of our intellectual property and proprietary information may increase. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. Despite the precautions taken by us, it may be possible for unauthorized third parties to copy or reverse engineer our solutions and use information that we regard as proprietary to create solutions that compete with those offered by us.
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
Additionally, non-practicing entities purchase intellectual property assets for the purpose of making claims of infringement and attempting to extract settlements from companies like us, and such entities are unlikely to be deterred by a patent portfolio of any size because their sole or primary business is the assertion of patent claims. The risk of claims may increase as the number of solutions we offer and the number of competitors increases and overlaps occur. In addition, to the extent we gain greater visibility and market exposure, we face a higher risk of being the subject of intellectual property infringement claims. If it appears necessary or desirable, we may seek to license intellectual property that our solutions are alleged to infringe. If required licenses cannot be obtained, litigation could result.
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
Our business involves the storage and/or transmission of personal information, payment card information and other confidential information. In addition, the amount of potentially sensitive or confidential data we store for customers on our servers has been increasing. If third parties succeed in penetrating our security measures or those of our service providers, or in otherwise accessing or obtaining without authorization the sensitive or confidential information we or our service providers maintain, we could be subject to liability, loss of business, litigation, government investigations or other losses. Hackers or individuals who attempt to breach the security measures put in place by us or our service providers could, if successful, cause the unauthorized disclosure, misuse or loss of personal information, payment card information or other confidential information, suspend web-hosting operations or cause malfunctions or interruptions in our platform.
If we experience any material breaches of security measures or sabotage or otherwise suffer unauthorized use or disclosure of, or access to, personal information, payment card information or other confidential information, we might be required to expend significant capital and resources to address these problems. We may not be able to remedy any problems caused by hackers or other similar actors in a timely manner, or at all. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until after they are launched against a target, we and our service providers may be unable to anticipate these techniques or to implement adequate preventative measures. Advances in computer capabilities, discoveries of new weaknesses and other developments with software generally used by the internet community also increase the risk we, or customers using our servers, will suffer a material security breach. We, our service providers or our customers may also suffer material security breaches or unauthorized access to personal information, payment card information and other confidential information due to employee error, rogue employee activity, unauthorized access by third parties acting with malicious intent or who commit an inadvertent mistake or social engineering. If a material breach of security or other data security incident occurs or is perceived to have occurred, the perception of the effectiveness of our security measures and reputation could be harmed and we could lose current and potential customers, even if the security breach were to also affect one or more of our competitors. Further, concerns about practices with regard to the collection, use, disclosure or security of personal information, payment card information or other confidential information, even if unfounded, could damage our reputation and adversely affect our business, financial condition and results of operations.
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
Our terms of service and acceptable use policy prohibit our customers from using our platform to engage in illegal or otherwise prohibited activities and our terms of service and acceptable use policy permit us to terminate a customer’s account if we become aware of such use. Customers may nonetheless use our platform to engage in prohibited or illegal activities, such as uploading content in violation of applicable laws, which could subject us to liability. Furthermore, our brand may be negatively impacted by the actions of customers that may be deemed to be hostile, offensive, inappropriate or illegal, whether such actions occur on our platform or otherwise. We do not proactively monitor or review the appropriateness of our customers’ content and we do not have control over customer activities or the activities in which their users engage. The safeguards we have in place may not be sufficient for us to avoid liability or avoid harm to our brand, especially if such hostile, offensive, inappropriate or illegal use is or becomes high profile, which could adversely affect our business, financial condition and results of operations. Customers using the platform may also operate businesses in regulated industries, which are subject to additional scrutiny, increasing the potential liability we could incur.
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
Natural catastrophic events, including global pandemics, as well as man-made problems such as power disruptions, computer viruses, data security breaches and terrorism may disrupt our business.
We rely heavily on our network infrastructure and IT systems for our business operations. Unanticipated events such as an online attack (including illegal hacking, ransomware, phishing or criminal fraud or impersonation), earthquake, fire, flood, terrorist attack, power loss, global pandemic or other future adverse public health developments, telecommunications failure or other similar catastrophic events could cause interruptions in the availability of our platform, delays in accessing our solutions, reputational harm and loss of critical data. Such events could prevent us from providing our solutions to our customers and their users. A catastrophic event that results in the destruction or disruption of our data centers, network infrastructure or IT systems, including any errors, defects or failures in third-party services, could result in costly litigation or other claims and adversely affect our business, financial condition and results of operations.
Our level of indebtedness could have a material adverse effect on our ability to generate sufficient cash to fulfill our obligations under such indebtedness, to react to changes in our business and to incur additional indebtedness to fund future needs.
As of December 31, 2021, we have outstanding $529.9 million aggregate principal amount of borrowings under the Term Loan and $9.6 million aggregate principal amount of borrowings under the Revolving Credit Facility (as defined above). If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures or to sell assets, seek additional capital or restructure or refinance our indebtedness. Our ability to restructure or refinance our current or future debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives. We cannot assure you that our business will be able to generate sufficient levels of cash or that future borrowings or other financings will be available to us in an amount sufficient to enable us to service our indebtedness and fund our other liquidity needs. In addition, our indebtedness under the Credit Agreement (as defined below) bears interest at variable rates. Because we have variable rate debt, fluctuations in interest rates may affect our business, financial condition and results of operations.
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
As of December 31, 2021, we had customers in over 200 countries and territories and expect to continue to expand our international operations in the future. However, international sales and the use of our platform in various countries subject us to risks that we do not generally face with respect to domestic sales. These risks include, but are not limited to:
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
The determination of our worldwide provision for income taxes and other tax liabilities requires significant judgment by management, and there are transactions where the ultimate tax determination is uncertain. Although we believe that our estimates are reasonable, the ultimate tax outcome may differ from the amount recorded in our consolidated financial statements and may materially affect our financial results in the period or periods for which such determination is made.
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
State, local and foreign jurisdictions have differing rules and regulations governing sales, use, value-added, digital services, and other taxes, and these rules and regulations are subject to varying interpretations that may change over time. In particular, the applicability of such taxes to our platform in various jurisdictions is unclear. These jurisdictions’ rules regarding tax nexus are complex and vary significantly. Significant judgment is required on an ongoing basis to evaluate applicable tax obligations, and as a result, amounts recorded are estimates and are subject to adjustments. In many cases, the ultimate tax determination is uncertain because it is not clear how new and existing statutes might apply to our business.
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
As a result, we could face tax assessments and audits. Our liability for these taxes and associated penalties could exceed our historical tax accruals. Jurisdictions in which we have not historically collected or accrued sales, use, value-added or other taxes could assert our liability for such taxes. A successful assertion that we should be collecting additional taxes in jurisdictions where we have not historically done so could result in substantial tax liabilities for past sales. Furthermore, certain jurisdictions, such as the United Kingdom and France, have recently introduced a digital services tax, which is generally a tax on gross revenue generated from users or customers located in those jurisdictions, and other jurisdictions have enacted or are considering enacting similar laws. Further, even where we are collecting and remitting taxes to the appropriate authorities, we may fail to accurately calculate, collect, report and remit such taxes. Any of these events could result in substantial tax liabilities and related penalties for past sales. It could also discourage customers from using our platform or otherwise harm our business, financial condition and results of operations.
We have recorded a full valuation allowance on our net deferred tax assets since it is more likely than not that these benefits will not be realized. Future adjustments to the realizability of our deferred tax assets may have a material impact on our financial condition and results of operations.
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
Our business, financial condition and results of operations are affected by fluctuations due to changes in foreign currency exchange rates. While we generate the majority of our revenue in U.S. dollars, a portion of our revenue is denominated in Euros. For the year ended December 31, 2021, 69.4% of our revenue was denominated in U.S. dollars and 30.6% of our revenue was denominated in Euros. As we expand globally, we will be further exposed to fluctuations in currency exchange rates to the extent that the revenue that we generate in currencies other than the U.S. dollar increases. Furthermore, currency exchange rates have been especially volatile in the recent past, and these currency fluctuations may make it difficult for us to predict our results of operations.
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
Pursuant to Section 404 of the Sarbanes-Oxley Act (“Section 404”) and the related rules adopted by the SEC and the Public Company Accounting Oversight Board, our management will be required to report on the effectiveness of our disclosure controls and internal control over financial reporting starting with our second Annual Report on Form 10-K. Because we are not currently required to comply with Section 404, we are not required to make a formal assessment of the effectiveness of our internal controls, or to deliver a report that assesses the effectiveness of our internal control over financial reporting. We have not yet determined whether our existing internal controls over financial reporting are compliant with Section 404. This process will require the investment of substantial time and resources, including by our Chief Financial Officer and other members of our senior management. In addition, we cannot predict the outcome of this determination and whether we will need to implement remedial actions. Management’s assessment of our internal control systems and procedures may identify weaknesses and conditions that need to be addressed or other matters that may raise concerns for investors, including confidence in the accuracy and completeness of our financial reports. The determination and any remedial actions required could result in us incurring additional costs that we did not anticipate. In addition, we could become subject to investigations by the SEC or other regulatory authorities. Additionally, any actual or perceived weakness or condition that needs to be addressed in our internal control systems may have an adverse impact on our business, financial condition and results of operations.
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

We have made, and will continue to make, changes to our financial management control systems and other areas to manage our obligations as a public company, including corporate governance, corporate controls, disclosure controls and procedures and financial reporting and accounting systems. During the year ended December 31, 2020, Tock identified a material weakness in its internal control over financial reporting (the “Tock Material Weakness”). In addition, on November 10, 2021, we identified a material weakness in our internal control over financial reporting relating to our calculation of weighted-average shares used in computing net loss per share attributable to Class A, Class B and Class C common stockholders, basic and diluted, and the related calculation of net loss per share attributable to Class A, Class B and Class C common stockholders, basic and dilutive, (“the WASO Material Weakness”) for the three months ended September 30, 2021. While we have performed certain remediation activities to strengthen our controls to address the identified material weaknesses, control weaknesses are not considered remediated until new internal controls have been operational for a period of time, are tested, and management concludes that these controls are operating effectively. As of December 31, 2021, we completed the remediation process of the Tock Material Weakness. We expect to complete the remediation process of the WASO Material Weakness by the end of the fiscal period dated March 31, 2022. However, these and other measures that we may take to remediate the material weaknesses in our internal control over financial reporting may take longer than anticipated. See “Item 9A. Controls and Procedures” under Part II of this Annual Report on Form 10-K for further details on our remediation processes for the above mentioned material weaknesses.
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
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the New York Stock Exchange (“NYSE”) on which our Class A common stock is traded and other applicable securities rules and regulations. The SEC and other regulators have continued to adopt new rules and regulations and make additional changes to existing regulations that require our compliance. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact, in ways we cannot currently anticipate, the manner in which we operate our business. We expect that compliance with these rules and regulations will continue to cause us to incur additional accounting, legal and other expenses that we did not incur as a private company. Any failure by us to file our periodic reports with the SEC in a timely manner could harm our reputation and reduce the trading price of our Class A common stock. We also anticipate that we will incur costs associated with corporate governance requirements, including requirements under securities laws, as well as rules and regulations implemented by the SEC and the NYSE, particularly after we are no longer an “emerging growth company.” We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly, while also diverting some of management’s time and attention from revenue-generating activities. Furthermore, these rules and regulations could make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. In addition, if we fail to comply with these rules and regulations, we could be subject to a number of penalties, including the delisting of our Class A common stock, fines, sanctions or other regulatory action or civil litigation.
Risks Related to Ownership of our Class A Common Stock
The trading price of our Class A common stock may be volatile and could decline significantly and rapidly regardless of our operating performance.
The trading price of our Class A common stock may be volatile and subject to wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including:
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

None of our stockholders are party to any contractual restrictions on transfer. Sales of substantial amounts of our Class A common stock in the public markets, or the perception that sales might occur, could cause the trading price of our Class A common stock to decline.
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
None of our security holders are subject to any contractual restriction on the transfer or sale of their shares.
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
Our Class A common stock has one vote per share and our Class B common stock has ten votes per share. The multi-class structure of our common stock has the effect of concentrating voting control with our Class B common stockholders. As of December 31, 2021, Mr. Casalena holds a majority of the voting power of our outstanding capital stock. As a result, Mr. Casalena will have control over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. He may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. Corporate actions might be taken even if other stockholders oppose them. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control or other liquidity event of our company, could deprive our stockholders of an opportunity to receive a premium for their shares of Class A common stock as part of a sale or other liquidity event and might ultimately affect the trading price of our Class A common stock. Future transfers by holders of Class B common stock will generally result in those shares converting to Class A common stock, which will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term.
Pursuant to our amended and restated certificate of incorporation, we are authorized to issue 1,000,000,000 shares of Class C common stock and as of December 31, 2021, there is no Class C common stock outstanding. Although we have no current plans to issue any shares of Class C common stock in the future, we may issue shares of Class C common stock for a variety of corporate purposes, including financings, acquisitions, investments, dividends and equity incentives to our employees, consultants and directors. Under our amended and restated certificate of incorporation, our board of directors has the authority, without stockholder approval except as required by the listing standards of the NYSE, to issue additional shares of our capital stock. Because the Class C common stock carries no voting rights, is not convertible into any other capital stock and is not listed for trading on an exchange or registered for sale with the SEC, shares of Class C common stock may be less liquid and less attractive to any future recipients of these shares than shares of Class A common stock, although we may seek to list the Class C common stock for trading and register shares of Class C common stock for sale in the future. In addition, because our Class C common stock carries no voting rights and is not counted when determining whether the seven percent ownership threshold related to automatic conversion of the Class B common stock is met, if we issue shares of Class C common stock in the future, the holders of our Class B common stock, including our Founder and Chief Executive Officer, may be able to elect all of our directors and to determine the outcome of most matters submitted to a vote of our stockholders for a longer period of time than would be the case if we issued Class A common stock rather than Class C common stock in such transactions. In addition, if we issue shares of Class C common stock in the future, such issuances would have a dilutive effect on the economic interests of our Class A common stock and Class B common stock.
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
We do not currently anticipate paying dividends on our capital stock. Any declaration and payment of future dividends to holders of our capital stock will be at the discretion of our board of directors and will depend on many factors, including our financial condition, earnings, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends, the provisions of Delaware law affecting the payment of dividends and distributions to stockholders and other considerations that our board of directors deems relevant. In addition, the terms of the Credit Agreement currently limit our ability to pay dividends and future agreements governing our indebtedness may similarly limit our ability to pay dividends. Consequently, your only opportunity to achieve a return on your investment in our company will be if the trading price of our Class A common stock appreciates and you sell your shares at a profit. There is no guarantee that the price of our Class A common stock in the market will ever exceed the price that you paid for your shares.
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
•advance notice procedures apply for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders;
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
Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a claim of breach of a duty (including any fiduciary duty) owed by any of our current or former directors, officers, stockholders, employees or agents to us or our stockholders; (iii) any action asserting a claim against us or any of our current or former directors, officers, stockholders, employees or agents arising out of or relating to any provision of the General Corporation Law of the State of Delaware or our amended and restated certificate of incorporation or our amended and restated bylaws; or (iv) any action asserting a claim against us or any of our current or former directors, officers, stockholders, employees or agents governed by the internal affairs doctrine of the State of Delaware.
This provision, however, does not apply to suits brought to enforce any duty or liability created by the Securities Act of 1933, as amended (the "Securities Act") or the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or rules and regulations thereunder. The federal district courts of the United States of America will, to the fullest extent permitted by law, be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act or the Exchange Act. Accordingly, while there can be no assurance that federal or state courts will determine that our exclusive forum provision should be enforced in a particular case, suits brought by our stockholders to enforce any duty or liability created by the Securities Act must be brought in federal court and cannot be brought in state court.
Our investors are deemed to have notice of and consented to these forum provisions, provided, however, that stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder. These provisions may limit our stockholders’ ability to bring a claim in a judicial forum they find favorable for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees and agents. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.
General Risk Factors
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

Item 1B. Unresolved Staff Comments

None.
Item 2. Properties
Our corporate headquarters, primarily used for product development, marketing, and business operations, are located in New York, New York and consist of 166,088 square feet of office space under a lease that expires in 2030. We also lease 26,248 square feet of office space in Portland, Oregon, and 24,586 square feet of office space in Dublin, Ireland primarily for business operations and customer care under leases that expire in 2031 and 2030, respectively. We also lease 6,498 square feet of office space in Los Angeles, California primarily for creative marketing under a lease that expires in 2023. In March 2021, in conjunction with the acquisition of Tock, we assumed 20,118 square feet of leased office space in Chicago, Illinois under a lease that expires in 2023. In July 2021, we leased an additional 51,345 square feet of office space in Chicago, Illinois under a lease that expires in 2033.
We believe our existing facilities are sufficient for our current needs. In the future, we may need to reassess our existing facilities or add new facilities as we increase our employee base and further expand our international operations. We believe suitable space will be available on commercially reasonable terms to meet our future needs.
Item 3. Legal Proceedings
From time to time, we may be involved in various legal proceedings arising from the normal course of business activities. We are not presently a party to any litigation the outcome of which we believe, if determined adversely to us, would individually or taken together have a material adverse effect on our business, financial condition and results of operations.
Item 4. Mine Safety Disclosures

Not applicable.

Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information for Common Stock
Our Class A common stock has been listed on the NYSE under the symbol “SQSP” since May 19, 2021. Prior to that date, there was no public trading market for our Class A common stock. Our Class B and Class C common stock are neither listed nor publicly traded.
Holders of Record
As of February 15, 2022, there were 94 holders of record of our Class A common stock and 4 holders of record of our Class B common stock. As of February 15, 2022, there were no shares of our Class C common stock outstanding. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Dividend Policy
We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of our board of directors, subject to applicable laws, and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, general business conditions, and other factors that our board of directors may deem relevant. In addition, the terms of our credit facility contain restrictions on our ability to declare and pay cash dividends on our capital stock, and we may enter into credit agreements or other borrowing arrangements in the future that may restrict our ability to declare and pay cash dividends.

Performance Graph
The following graph compares the cumulative total return to stockholders on our Class A common stock from May 19, 2021 (the date our Class A common stock commenced trading on the NYSE) relative to the cumulative total returns of the Standard & Poor’s 500 Index and the Standard & Poor’s Information Technology Index over the same period. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our Class A common stock and in each index at the market close on May 19, 2021, and its relative performance is tracked through December 31, 2021. The returns shown are based on historical results and are not intended to suggest future performance.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and the related notes and the other financial information included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual business, financial condition and results of operations could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Annual Report on Form 10-K, particularly under “Item 1A. Risk Factors.” See also “Cautionary Note Regarding Forward-Looking Statements.” Our historical results are not necessarily indicative of the results that may be expected for any period in the future.
Overview
Squarespace is an all-in-one platform with everything to sell anything, providing customers in over 200 countries and territories with all the tools they need to sell physical products, digital content, classes, appointments, reservations and more. Powered by best-in-class design for a consistent brand experience across all touchpoints, our suite of fully integrated products enables anyone to manage their projects and businesses through websites, domains, e-commerce, marketing tools, and scheduling, along with tools for managing a social media presence with Unfold and hospitality services via Tock.
We primarily derive revenue from monthly and annual subscriptions to our presence and commerce solutions. Subscription revenue accounted for 92.1% and 94.3% of our total revenue during the years ended 2021 and 2020, respectively. Payments for our subscription plans are generally collected at the beginning of the subscription period and we generally recognize the associated revenue ratably over the term of the customer contract. Non-subscription revenue primarily consists of commerce transaction fees received through revenue sharing arrangements with payment processors that handle our customers’ commerce transactions, payment processing fees for our hospitality services as well as revenue we generate from third-party services we offer that provide additional functionality to our customers.
We generated revenue of $784.0 million and $621.1 million in fiscal 2021 and 2020, respectively, and net (loss)/income of $(249.1) million and $30.6 million in 2021 and 2020, respectively. We believe we have a stable and predictable business model driven by efficient customer acquisition and the adoption by our customers over time of higher value offerings and add-on subscriptions. Our platform serves all types of customers, from SMBs and independent creators, such as restaurants, photographers, wedding planners, artists, musicians and bloggers, to iconic brands. No individual unique subscription accounted for more than 1% of our total bookings in 2021 and 2020.
COVID-19 Update
The COVID-19 pandemic has created, and may continue to create, significant uncertainty in macroeconomic conditions. We are not able to estimate the impact that COVID-19 will continue to have on worldwide economic activity or our results of operations, financial condition, or liquidity. As of December 31, 2021, we had not experienced a materially adverse impact from COVID-19. We continue to assess the potential impacts of COVID-19 and the measures taken by governments, businesses and other organizations in response to COVID-19 as information becomes available. See “Item 1A. Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” for further information.
Key Factors Affecting Our Performance
Acquisition of new and retention of existing unique subscriptions
The growth of new unique subscriptions to our platform is the primary driver of our revenue growth. The number of unique subscriptions to our platform has grown sequentially across 24 consecutive quarters, rising to 4.1 million unique subscriptions as of December 31, 2021, representing an increase of 11.8% relative to December 31, 2020. In order to continue to grow the number of unique subscriptions, we intend to continue to invest in our marketing efforts, develop new points of entry to our platform and expand internationally. We increased our marketing and sales spend over 30.7% during the year ended December 31, 2021 relative to the year ended December 31, 2020. We view this increased spending as a long-term investment in our business to attract new unique subscriptions.

Expansion of our commerce offerings
We believe that our commerce offerings significantly expand our addressable market. Our comprehensive commerce offerings enable our customers to sell anything online, attracting a differentiated set of commerce-oriented brands to our platform. On March 31, 2021, we acquired Tock, which expanded our commerce offerings by adding a platform for reservations, take-out, delivery and events for the hospitality industry. For the year ended December 31, 2021, our platform processed approximately $5,781.7 million of gross merchandise value (“GMV”), representing an increase of 48.4% from the same period in 2020. GMV represents the total dollar value of orders processed through our platform in the period, net of refunds and fraudulent orders.
We continue to invest and innovate our commerce offerings to enable customers to build the most impactful online stores, deepen our functionality in physical commerce and establish leadership in commerce services and hospitality services. Our commerce revenue was $229.5 million for the year ended December 31, 2021, representing 60.1% growth from the same period in 2020. Ultimately, we believe the adoption of our commerce offerings by new and existing customers will help drive our long-term revenue growth.
Investments in product innovation
We rely on hiring and retaining a talented product development workforce. The success of our customers relies on the innovation tied to this workforce and our ability to remain agile to address customer needs. Our research and product development expenses were $190.4 million in 2021, representing 13.4% growth over 2020.
Foreign currency fluctuations
As of December 31, 2021, we had customers in over 200 countries and territories and our international customers represented approximately 30% of our bookings. As foreign currency exchange rates change, translation of the statements of operations of our international businesses into U.S. dollars may affect year-over-year comparability of our operating results.
Key Components of Results of Operations
Revenue
We primarily derive revenue from annual and monthly subscriptions. Typically, annual and monthly subscriptions represent 70% and 30% of total subscriptions, respectively. Revenue is also derived from non-subscription services, including fixed percentages or fixed-fees earned on revenue share arrangements with third parties and on sales made through our customers’ sites. In addition, we earn fixed-fees on sales through certain hospitality offerings and payment processing fees for use of our hospitality services. Payments received for subscriptions in advance of fulfillment of our performance obligations are recorded as deferred revenue. Subscription plans automatically renew unless advance notice is provided to us. We primarily recognize subscription revenue ratably on a straight-line basis, net of a reserve for refunds. Transaction fee revenue, payment processing revenue and revenue generated from third parties is recognized at a point in time, when the sale has been completed.
We disaggregated our revenue by product type in accordance with the following definitions:
Presence revenue
Presence revenue primarily consists of fixed-fee subscriptions to our plans that offer core platform functionalities, currently branded “Personal” and “Business” plans in our offerings. Presence revenue also consists of fixed-fee subscriptions related to additional entry points for starting online such as domain managed services and social media stories. Additionally, presence revenue is derived from third-party solutions related to email services and access to third-party content to enhance online presence. For customers in need of a larger scale solution, we have an enterprise offering where revenue is recognized over the life of the contract.
Commerce revenue
Commerce revenue primarily consists of fixed-fee subscriptions to our plans that offer all the features of presence plans as well as additional features that support end to end commerce transactions, currently branded “Basic” and “Advanced” in our plan offerings. Commerce revenue also includes fixed-fee subscriptions to a number of other tools that support running an online business such as marketing, members areas, scheduling and hospitality tools. Non-subscription revenue is derived from fixed-fees earned on revenue share arrangements with commerce partners as well as fixed transaction fees earned on GMV processed through Business plan sites and certain hospitality offerings. Commerce revenue also includes payment processing fees for use of our hospitality services.
Cost of revenue
Cost of revenue consists primarily of credit card and payment processing fees, domain registration fees, and web hosting costs. Cost of revenue also includes customer support employee-related expenses, amortization and depreciation, and allocated shared costs. Employee-related expenses consist of salaries, taxes, benefits and stock-based compensation. We expect that cost of revenue may fluctuate as a percentage of total revenue from period to period based on the subscriptions purchased and non-subscription transactions during that particular period.
Operating expenses
Research and product development
Research and product development expenses are primarily employee-related expenses, costs associated with continuously developing new solutions and enhancing and maintaining our technology platform as well as allocated shared costs. These costs are expensed as incurred. Employee-related expenses consist of salaries, taxes, benefits and stock-based compensation. In addition, we capitalize employee-related expenses relating to software development costs incurred in connection with adding functionality to our platform, as well as internal-use projects during the application development stage. These capitalized software development costs are deferred and amortized ratably over three years.
Marketing and sales
Marketing and sales expenses include costs related to advertisements used to drive customer acquisition, employee-related expenses related to our brand, customer acquisition and creative assets, affiliate fees on customer referrals, sales commissions and allocated shared costs. Depending on the nature of the advertising, costs are expensed at the time a commercial initially airs, when a promotion first appears in the media or as incurred. Affiliate fees on customer referrals are deferred and recognized ratably over the expected period of our relationship with the new customer. In addition, we capitalize sales commissions paid to internal sales personnel relating to obtaining customer contracts for hospitality services. These capitalized sales commissions are deferred and amortized ratably over the expected life of the new customer.
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
In conjunction with the listing of our class A common stock (the “Direct Listing”) on the New York Stock Exchange (“NYSE”) in May 2021, we incurred certain stock-based compensation expenses associated with the vesting conditions of a grant to our Chief Executive Officer (“CEO”) of shares of Class B common stock upon consummation of the listing which resulted in a one-time expense of $229.3 million. In addition, we incurred professional fees of $25.3 million associated with the Direct Listing. We expect to continue to incur additional expenses as a result of operating as a public company, including costs to comply with the rules and regulations applicable to companies listed on a U.S. securities exchange and costs related to compliance and reporting obligations pursuant to the rules and regulations of the SEC. In addition, as a public company, we expect to incur additional costs associated with accounting, compliance, insurance and investor relations.
Interest expense
Interest expense primarily consists of the interest expense related to our debt facilities as well as the expense on acquisition liabilities. For further discussion on our interest expense related to our debt facilities, see “Liquidity and Capital Resources, Indebtedness.”
Other income/(loss), net
Other income/(loss), net is primarily comprised of net investment income and realized and unrealized foreign currency gains and losses. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk, Foreign Currency Exchange Risk.”
(Provision for)/benefit from income taxes
We are subject to income taxation and file U.S. federal income tax returns as well as income tax returns in the various U.S. states and foreign jurisdictions in which we conduct business. During interim periods we use the estimated annual effective tax rate approach to determine the (provision for)/benefit from income taxes expected for jurisdictions for which a loss is expected for the year and no benefit can be realized for those losses, and the tax effect of discrete items occurring during the period. The estimated annual effective tax rate is based on forecasted annual results which may fluctuate due to significant changes in the forecasted/actual results and any other transaction that results in differing tax treatment.
Results of operations
The following table sets forth our consolidated statements of operations information for the years ended December 31, 2021 and 2020.

	Years Ended December 31,
($ in thousands)	2021	2020
Revenue	$784,038	$621,149
Cost of revenue(1)	126,631	98,337
Gross profit	657,407	522,812
Operating expenses:
Research and product development(1)	190,371	167,906
Marketing and sales(1)	339,965	260,039
General and administrative(1)	367,945	54,647
Total operating expenses	898,281	482,592
Operating (loss)/income	(240,874)	40,220
Interest expense	(11,081)	(10,043)
Other income/(loss), net	6,631	(7,678)
(Loss)/income before (provision for)/benefit from income taxes	(245,324)	22,499
(Provision for)/benefit from income taxes	(3,825)	8,089
Net (loss)/income	$(249,149)	$30,588
__________________
(1)Includes stock-based compensation as follows:

	Years Ended December 31,
($ in thousands)	2021	2020
Cost of revenue	$1,545	$780
Research and product development	33,030	21,619
Marketing and sales	5,929	3,144
General and administrative (a)	267,420	5,711
Total stock-based compensation	$307,924	$31,254
(a)    In conjunction with the listing of our class A common stock on the NYSE in May 2021, we incurred certain stock-based compensation expenses associated with the vesting conditions of a grant to our CEO of shares of Class B common stock upon consummation of the listing which resulted in a one-time expense of $229.3 million.

The following table sets forth our consolidated statements of operations information as a percentage of total revenue for the years ended December 31, 2021 and 2020.

	Years Ended December 31,
	2021	2020
Revenue	100.0%	100.0%
Cost of revenue	16.2%	15.8%
Gross profit	83.8%	84.2%
Operating expenses:
Research and product development	24.3%	27.0%
Marketing and sales	43.4%	41.9%
General and administrative	46.9%	8.8%
Total operating expenses	114.6%	77.7%
Operating (loss)/income	(30.8)%	6.5%
Interest expense	(1.4)%	(1.6)%
Other income/(loss), net	0.8%	(1.2)%
(Loss)/income before (provision for)/benefit from income taxes	(31.4)%	3.7%
(Provision for)/benefit from income taxes	(0.5)%	1.3%
Net (loss)/income	(31.9)%	5.0%
The following table sets forth our consolidated revenue by geographic location and our consolidated revenue by geographic location as a percentage of total revenue for the years ended December 31, 2021 and 2020.

	Years Ended December 31,		Change
($ in thousands, except percentages)	2021	2020	Amount	%
United States	$544,500	$430,118	$114,382	26.6%
International	239,538	191,031	48,507	25.4%
Total revenue	$784,038	$621,149	$162,889	26.2%
Percentage of total revenue:
United States	69.4%	69.2%
International	30.6%	30.8%
Total revenue	100%	100%
Comparison of the Years Ended December 31, 2021 and 2020
Revenue

	Years Ended December 31,		Change
($ in thousands, except percentages)	2021	2020	Amount	%
Presence	$554,523	$477,831	$76,692	16.1%
Commerce	229,515	143,318	$86,197	60.1%
Total revenue	$784,038	$621,149	$162,889	26.2%
Percentage of total revenue:
Presence	70.7%	76.9%
Commerce	29.3%	23.1%
Total revenue	100%	100%
Presence revenue
Presence revenue increased $76.7 million, or 16.1%, for the year ended December 31, 2021 compared to the same period in 2020. The increase was primarily a result of stronger retention of our existing subscriptions, which we believe stems from a sustained demand for an online presence as more brands look to expand their digital operations.

Commerce revenue
Commerce revenue increased $86.2 million, or 60.1%, for the year ended December 31, 2021 compared to the same period in 2020. The increase was driven by growth of our subscription base, hospitality services, and the growth of GMV processed through our platform and products.
Cost of revenue and gross profit

	Years Ended December 31,		Change
($ in thousands, except percentages)	2021	2020	Amount	%
Cost of revenue	$126,631	$98,337	$28,294	28.8%
Gross profit	$657,407	$522,812	$134,595	25.7%
Percentage of total revenue:
Cost of revenue	16.2%	15.8%
Gross profit	83.8%	84.2%
Cost of revenue
Cost of revenue increased $28.3 million, or 28.8%, for the year ended December 31, 2021 compared to the same period in 2020. The increase was primarily driven by increased payment processing fees as well as third-party and hosting costs associated with our growing subscription base and our hospitality services. The increase was also driven by payroll and associated benefit expenses for customer support associated with hospitality services.
Gross profit
Gross profit increased $134.6 million, or 25.7%, for the year ended December 31, 2021 compared to the same period in 2020. As a percentage of total revenue, gross profit was 83.8% and 84.2% for the years ended December 31, 2021 and 2020, respectively.
Operating expenses
Research and product development

	Years Ended December 31,		Change
($ in thousands, except percentages)	2021	2020	Amount	%
Research and product development	$190,371	$167,906	$22,465	13.4%
Percentage of total revenue	24.3%	27.0%
Research and product development expenses increased $22.5 million, or 13.4%, for the year ended December 31, 2021 compared to the same period in 2020. The increase is primarily due to payroll and associated benefits expenses related to increased headcount in support of our product development roadmap and the addition of hospitality services. This increase is offset by an $18.3 million special bonus included within the year ended December 31, 2020 with no comparable expense during the year ended December 31, 2021.
Marketing and sales

	Years Ended December 31,		Change
($ in thousands, except percentages)	2021	2020	Amount	%
Marketing and sales	$339,965	$260,039	$79,926	30.7%
Percentage of total revenue	43.4%	41.9%
Marketing and sales expenses increased $79.9 million, or 30.7%, for the year ended December 31, 2021 compared to the same period in 2020, primarily due to increased spend in multiple brand and direct response channels in both domestic and international markets. The remainder of the increase was primarily due to payroll and associated benefits expenses related to increased headcount in support of our expanded marketing operations and amortization of intangible assets.

General and administrative

	Years Ended December 31,		Change
($ in thousands, except percentages)	2021	2020	Amount	%
General and administrative	$367,945	$54,647	$313,298	573.3%
Percentage of total revenue	46.9%	8.8%
General and administrative expenses increased $313.3 million, or 573.3%, for the year ended December 31, 2021 compared to the same period in 2020, primarily due to expenses incurred in connection with the Direct Listing of our Class A common stock. The costs included certain stock-based compensation expenses associated with the vesting conditions of a grant to our CEO of shares of Class B common stock upon consummation of the listing which resulted in a one-time expense of $229.3 million. In addition, we incurred professional fees of $25.3 million associated with the Direct Listing. Stock-based compensation expense associated with the CEO’s performance stock reward, payroll and associated benefit expenses due to increased headcount, as well as increases in indirect tax expenses also contributed to higher general and administrative costs. Following the completion of the Direct Listing, we began incurring additional general and administrative expenses as a result of operating as a public company, including increased expenses for insurance, costs to comply with the rules and regulations applicable to companies listed on a national securities exchange, costs related to compliance and reporting obligations pursuant to the rules and regulations of the SEC and investor relations and professional services expenses.
Interest expense

	Years Ended December 31,		Change
($ in thousands, except percentages)	2021	2020	Amount	%
Interest expense	$(11,081)	$(10,043)	$1,038	10.3%
Percentage of total revenue	(1.4)%	(1.6)%
Interest expense increased $1.0 million, or 10.3%, for the year ended December 31, 2021 compared to the same period in 2020, due to higher total debt outstanding throughout the year in relation to our amended credit agreement partially offset by favorable interest rates for the year ended December 31, 2021 compared to the same period in 2020.
Other income/(loss), net

	Years Ended December 31,		Change
($ in thousands, except percentages)	2021	2020	Amount	%
Other income/(loss), net	$6,631	$(7,678)	$14,309	186.4%
Percentage of total revenue	0.8%	(1.2)%
Other income/(loss), net was in a net income position of $6.6 million for the year ended December 31, 2021 compared to a net loss position of $(7.7) million during the same period in 2020, primarily due to unrealized gains resulting from favorable foreign exchange rates for the year ended December 31, 2021 compared to the same period in 2020.
(Provision for)/benefit from income taxes
For the years ended December 31, 2021 and 2020, we recorded an income tax expense of $3.8 million and an income tax benefit of $8.1 million, respectively, which resulted in an effective tax rate of 1.6% and 36.0%, respectively.
Our estimated annual effective income tax rate for the year ended December 31, 2021 differed from the statutory rate of 21% primarily due to nondeductible transaction expenses, increase in valuation allowance, nondeductible executive compensation, and unrecognized tax benefit, partially offset by windfall on stock-based compensation, research and development tax credits, and state and local income taxes.
Our estimated annual effective income tax rate for the year ended December 31, 2020 differed from the statutory rate 21% primarily due to research and development tax credits and windfall on stock-based compensation, partially offset by nondeductible executive compensation.
Quarterly Trends
Our business is impacted by seasonal fluctuations. We typically register a greater number of new unique subscriptions during the first quarter of a year. We believe this is related to, among other things, our customers’ buying habits and our increased marketing and sales spend in the first quarter of most years. In addition, we have typically experienced a seasonal peak in the third quarter when customers engage more frequently with their users in advance of the holiday shopping season. Our hospitality services have experienced a greater number of prepayments on reservations around the time of major holidays and special occasions during the first and fourth quarter of the year. In the future, seasonal trends may cause fluctuations in our quarterly results, which may impact the predictability of our business and operating results.
Liquidity and Capital Resources
To date, we have primarily financed our operations through cash flows from operations.
As of December 31, 2021, we had cash and cash equivalents and investment in marketable securities of $234.7 million and $15.4 million of available borrowing capacity under our Revolving Credit Facility, as defined below. During July 2021, we were issued an additional letter of credit for $2.5 million relating to a security deposit for a new operating lease in Chicago, Illinois which reduced the amount available under our Revolving Credit Facility from $17.9 million to $15.4 million; see “Item 8. Financial Statements and Supplemental Data, Note 11. Debt.” We believe our existing cash and cash equivalents and investment in marketable securities will be sufficient to meet our operating working capital and capital expenditure requirements over the next 12 months. Our principal commitments consist of payments for our Credit Facility, operating leases and purchase commitments related to cloud-computing services. Our future financing requirements will depend on many factors, including our growth rate, subscription renewal activity, the timing and extent of spending to support development of our platform and products, the expansion of marketing and sales activities and any future investments or acquisitions we may make. Although we currently are not a party to any agreement and do not have any understanding with any third parties with respect to future investments in, or acquisitions of, businesses or technologies, we may enter into these types of arrangements following the effectiveness of the registration statement of which this Annual Report on Form 10-K forms a part, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all, including as a result of disruptions in the credit markets. See “Item 1A. Risk Factors.”
The following table summarizes our operating, investing and financing activities for the years ended December 31, 2021 and 2020.

	Years Ended December 31,
($ in thousands)	2021	2020
Net cash provided by/(used in):
Operating activities	$123,157	$150,030
Investing activities	$(207,730)	$34,262
Financing activities	$260,713	$(170,709)
Net cash provided by operating activities
Net cash provided by operating activities in fiscal 2021 was $123.2 million, which reflected our net loss of $249.1 million, offset by certain non-cash items primarily consisting of $307.9 million of stock-based compensation, $32.7 million of depreciation and amortization, and $3.2 million of deferred income taxes. Cash provided by operating activities included $29.4 million in deferred revenue, $14.5 million of accounts payable and accrued liabilities, $10.7 million in funds payable to customers, and $8.4 million of deferred rent and lease incentives, primarily offset by $35.4 million in prepaid expenses and other current assets.
Net cash provided by operating activities in fiscal 2020 was $150.0 million, which reflected our net income of $30.6 million increased by certain non-cash items primarily consisting of $31.3 million in stock-based compensation, $21.7 million in depreciation and amortization and partially offset by $4.9 million in deferred income taxes. Cash provided by operating activities included $40.1 million in deferred revenue and $27.1 million in accounts payable and accrued liabilities.
On January 1, 2022, a provision of the Tax Cuts and Jobs Act of 2017 (“TCJA”) went into effect which eliminates the option to deduct research and development costs in the year incurred and instead requires taxpayers to amortize such costs over five years and 15 years for domestic and foreign costs, respectively. Congress has proposed tax legislation to delay the effective date of this change to later years, but it is uncertain whether the proposed delay will ultimately be enacted into law. If no new legislation is passed, the provision is expected to adversely impact cash flows from operations beginning in 2022.

Net cash (used in)/provided by investing activities
Net cash used in investing activities in fiscal 2021 was $207.7 million, which reflected $202.2 million, net of acquired cash, used to pay for the acquisition of Tock, and $28.7 million used to purchase marketable securities, offset by $34.2 million in proceeds from the sale and maturities of marketable securities. We additionally spent $11.0 million in connection with the purchase of property and equipment.
Net cash provided by investing activities in fiscal 2020 was $34.3 million, which reflected $148.8 million in proceeds from the sale and maturities of marketable securities, partially offset by $110.0 million used to purchase marketable securities. We additionally spent $4.7 million in connection with the purchase of property and equipment.
Net cash provided by/(used in) financing activities
Net cash provided by financing activities in fiscal 2021 was $260.7 million, which primarily reflected $304.4 million in proceeds from the issuance of 4,452,023 shares of Class C common stock, net of issuance costs, coupled with $4.8 million of proceeds from the exercise of stock options. These proceeds were partially offset by $34.5 million in taxes paid related to net share settlement of equity awards and $13.6 million in principal payments on our Term Loan as defined below.
Net cash used in financing activities in fiscal 2020 was $170.7 million, which primarily reflected dividends paid of $327.7 million, $20.2 million in taxes paid related to net share settlement of equity awards, $15.0 million for contingent consideration associated with the Acuity Scheduling, Inc. acquisition and $6.6 million in principal payments on our Term Loan. These cash outflows were partially offset by borrowings of $197.3 million on our Term Loan.
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
Borrowings under the Credit Agreement are subject to an interest rate equal to, at our option, LIBOR or the bank’s alternative base rate (the “ABR”), in either case, plus an applicable margin. The ABR is the greater of the prime rate, the federal funds effective rate plus 0.5% or the LIBOR quoted rate plus 1.00%. The applicable margin is based on an indebtedness to consolidated EBITDA ratio as prescribed under the Credit Agreement and ranges from 1.25% to 2.25% on applicable LIBOR loans and 0.25% to 1.25% on ABR loans. In addition, the Revolving Credit Facility is subject to an unused commitment fee, payable quarterly, in an aggregate amount equal to 0.25% of the unutilized commitments (subject to reduction in certain circumstances). Consolidated EBITDA is defined in the Credit Agreement and is not comparable to our definition of adjusted EBITDA used elsewhere in the Annual Report on Form 10-K since the Credit Agreement allows for additional adjustments to net (loss)/income including the exclusion of transaction costs, changes in deferred revenue, and other costs that may be considered non-recurring. Further, consolidated EBITDA, as defined in the Credit Agreement, may be different from similarly titled EBITDA financial measures used by other companies. The definition of consolidated EBITDA is contained in Section 1.1 of the Credit Agreement.
As of December 31, 2021, $529.9 million was outstanding under the Term Loan. The Term Loan requires scheduled quarterly principal payments beginning March 31, 2021 in aggregate annual amounts equal to 2.50% for 2021 and 2022, 7.50% for 2023 and 2024 and 10.00% for 2025, in each case, on the amended Term Loan principal amount, with the balance due at maturity. In addition, the Credit Agreement includes certain customary prepayment requirements for the Term Loan, which are triggered by events such as asset sales, incurrence of indebtedness and sale leasebacks.
As of December 31, 2021, $9.6 million was outstanding under the Revolving Credit Facility in the form of outstanding letters of credit and $15.4 million remained available for borrowing by us. The outstanding letters of credit relate to security deposits for certain of our leased locations.
The Credit Agreement contains certain customary affirmative covenants and events of default. The negative covenants in the Credit Agreement include, among others, limitations on our ability (subject to negotiated exceptions) to incur additional indebtedness or issue additional preferred stock, incur liens on assets, enter into agreements related to mergers and acquisitions, dispose of assets or pay dividends and distributions. In addition, commencing with the fiscal quarter ending December 31, 2020, we were required to maintain an indebtedness to consolidated EBITDA ratio of not more than 4.50, tested as of the last day of each fiscal quarter, with a step-down to 4.25 for the fiscal quarters ending March 31, 2022 and June 30, 2022, a further step-down to 4.00 for the fiscal quarters ending September 30, 2022 and December 31, 2022 and a final step-down to 3.75 for the fiscal quarter ending March 31, 2023 and each fiscal quarter thereafter (the “Financial Covenant”), subject to customary equity cure rights. The Financial Covenant is subject to a 0.50 step-up in the event of a material permitted acquisition, which we can elect to implement up to two times during the life of the facility. We did not elect to implement this step-up as a result of the acquisition of Tock. If we are not in compliance with the covenants under the Credit Agreement or we otherwise experience an event of default, the lenders would be entitled to take various actions, including acceleration of amounts due under the Credit Agreement. As of December 31, 2021 and 2020, the Company was in compliance with all applicable covenants, including the Financial Covenant.
The obligations under the Credit Agreement are guaranteed by our wholly-owned domestic subsidiaries and are secured by substantially all of the assets of the guarantors, subject to certain exceptions.
Total interest expense related to our indebtedness was $11.1 million and $9.9 million for the years ended December 31, 2021 and 2020, respectively.
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

	Years Ended December 31,
	2021	2020
Unique subscriptions (in thousands)	4,086	3,656
Total bookings (in thousands)	$813,060	$664,739
ARRR (in thousands)	$835,194	$709,062
ARPUS	$202.54	$186.00
Adjusted EBITDA (in thousands)	$125,088	$116,666
Unlevered free cash flow (in thousands)	$122,387	$152,439
GMV (in thousands)	$5,781,681	$3,897,241
Unique subscriptions.   Unique subscriptions represent the number of unique sites, standalone scheduling subscriptions and Unfold (social) subscriptions, as of the end of a period. A unique site represents a single subscription and/or group of related subscriptions, including a website subscription and/or a domain subscription, and other subscriptions related to a single website or domain. Every unique site contains at least one domain subscription or one website subscription. For instance, an active website subscription, a custom domain subscription and a Google Workspace subscription that represent services for a single website would count as one unique site, as all of these subscriptions work together and are in service of a single entity’s online presence. Unique subscriptions do not account for one-time purchases in Unfold or for hospitality services. The total number of unique subscriptions is a key indicator of the scale of our business and is a critical factor in our ability to increase our revenue base.
Unique subscriptions increased 0.4 million, or 11.8%, as of December 31, 2021 compared to the same period in 2020. These increases were primarily a result of the continued acquisition of new subscriptions and the retention of existing customers.
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
Total bookings increased $148.3 million, or 22.3%, for the year ended December 31, 2021 compared to the same period in 2020. These increases were primarily a result of an increase in unique subscriptions in addition to an increase in GMV processed through our platform.

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
ARRR increased $126.1 million, or 17.8%, as of December 31, 2021 compared to the same period in 2020. This increase was primarily a result of an increase in unique subscriptions and an increase in commerce revenue.
Average revenue per unique subscription.   We calculate ARPUS as the total revenue during the preceding 12-month period divided by the average of the number of total unique subscriptions at the beginning and end of the period. We believe ARPUS is a useful metric in evaluating our ability to sell higher-value plans and add-on subscriptions.
ARPUS increased $16.54, or 8.9%, as of December 31, 2021 compared to the same period in 2020. This increase was primarily a result of a shift in revenue mix towards commerce and hospitality services.
Adjusted EBITDA.   Adjusted EBITDA is a supplemental performance measure that our management uses to assess our operating performance. We calculate adjusted EBITDA as net (loss)/income excluding interest expense, other income/(loss), net, (provision for)/benefit from income taxes, depreciation and amortization, stock-based compensation expense and other items that we do not consider indicative of our ongoing operating performance. The following is a reconciliation of adjusted EBITDA to the most comparable GAAP measure, net (loss)/income:

	Years Ended December 31,
($ in thousands)	2021	2020
Net (loss)/income	$(249,149)	$30,588
Interest expense	11,081	10,043
Provision for/(benefit from) income taxes	3,825	(8,089)
Depreciation and amortization	32,720	21,703
Stock-based compensation expense	307,924	31,254
Other (income)/loss, net	(6,631)	7,678
Special bonus	—	23,489
Direct listing costs	25,318	—
Adjusted EBITDA	$125,088	$116,666

On December 7, 2020 we declared an extraordinary dividend payable to all stockholders of record as of December 14, 2020. In light of the extraordinary dividend, we concurrently approved a special bonus of approximately $23.5 million to be paid to current employees on record as of the date of the extraordinary dividend. The special bonus was designed to allow employees to participate in our overall successes in a manner commensurate with the stockholders receiving the extraordinary dividend. The special bonus was not tied to the employees’ individual performance, but rather was calculated as the greater of five hundred USD, EUR, or PLN or $2.666 per vested stock option held by the employee, the same amount paid per share to our stockholders. Payment of these special bonuses was substantially completed by January 2021. We believe that it is meaningful to adjust for this bonus in adjusted EBITDA because we do not routinely pay bonuses to employees and because this bonus was only paid in connection with our declaring an extraordinary dividend to stockholders. We do not expect to pay an extraordinary dividend or special bonuses in the future. The following shows the special bonus amounts included within the consolidated statement of operations.

	Years Ended December 31,
	2021	2020
Cost of revenue	—	1,303
Research and product development	—	18,290
Marketing and sales	—	3,122
General and administrative	—	774
Total special bonus	$—	$23,489
Adjusted EBITDA increased $8.4 million, or 7.2%, for the year ended December 31, 2021 compared to the same period in 2020. The increase was primarily a result of increased revenue partially offset by additional investments in marketing expenses and payroll related investments.

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

	Years Ended December 31,
($ in thousands)	2021	2020
Cash flows from operating activities	$123,157	$150,030
Cash paid of capital expenditures	(11,021)	(4,712)
Free cash flow	$112,136	$145,318
Cash paid for interest, net of the associated tax benefit	10,251	7,121
Unlevered free cash flow	$122,387	$152,439

Unlevered free cash flow decreased $30.1 million, or 19.7%, for the year ended December 31, 2021 compared to the same period in 2020. The decrease was primarily driven by the expenses related to the Direct Listing and the timing of payments associated with advertising and insurance compared to the prior year. For the year ended December 31, 2021, we benefited from a lower tax rate on our cash paid for interest due to operating losses as compared to operating income in the year ended December 31, 2020.
Gross Merchandise Value.   GMV represents the value of merchandise, physical goods, content and time sold, net of refunds, through our platform over a given period of time. GMV processed through our platform increased $1.9 billion, or 48.4%, for the year ended December 31, 2021 compared to the same period in 2020.
Critical Accounting Policies and Estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements. Management’s estimates are based on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances. Actual results could differ from those estimates. See “Item 8. Financial Statements and Supplemental Data, Note 2. Summary of Significant Accounting Policies,” as it describes the significant accounting policies and methods used in the preparation of our consolidated financial statements. The accounting policies and estimates below have been identified by our management as those that are most critical to our consolidated financial statements as they require management to make significant judgements and estimates about inherently uncertain matters.
Revenue recognition
We primarily derive revenue from monthly and annual subscriptions. Revenue is also derived from non-subscription services including fixed percentages or fixed-fees earned on revenue share arrangements with third parties and on sales made through our customers’ websites.
Revenue is recognized when control of the promised services is transferred to the customer, in an amount reflecting the consideration we expect to be entitled to in exchange for those services. Revenue is recognized net of expected refunds and any sales or indirect taxes collected from customers, which are subsequently remitted to governmental authorities. We typically receive payment at the time of sale and our customer arrangements do not include a significant financing component. The majority of our customer arrangements and the period between customer payment and transfer of control of the service is expected to be one year or less. Payments received in advance of transfer of control or satisfaction of the related performance obligation are recorded as deferred revenue with the aggregate amount representing the transaction price allocated to those performance obligations that are partially or fully unsatisfied. Subscription plans automatically renew unless advance notice is provided to us.
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
Subscription and domain managed services revenues are generally recognized over-time with the exception of cases where we act as a reseller of third-party software solutions. We have determined that subscriptions to our platform represent a stand-ready obligation to perform over the subscription term. These performance obligations are satisfied over time as the customer simultaneously receives and consumes the benefits. Subscription revenues related to third-party software solutions are recognized on a net basis at a point in time, upon purchase of the software solution, which is when we satisfy our obligation to facilitate the transfer between the customer and the third-party developer. Domain managed services revenue consists of consideration received from customers in exchange for domain registration and management services. We recognize consideration received from domain managed services on a gross basis over the subscription term since we are obligated to manage our customers’ domains over a contractual period, which is typically one year.
Revenue associated with non-subscription offerings is primarily recognized at a point in time. Included in non-subscription revenue are revenue share arrangements with payment processors and third-party business applications (together “Commerce Partners”). Consideration received from Commerce Partners is recognized at a point in time as we are acting as an agent and facilitating the sale of products between our customers and third parties. We also earn transaction fee revenue based on a fixed-fee for GMV processed on our business plans and for certain hospitality offerings. In addition, non-subscription revenue includes processing fees earned in exchange for use of certain hospitality services. These transaction and processing fee revenues are recognized at a point in time, when the sale has been completed.
Business combinations
Assets acquired and liabilities assumed as part of a business combination are recorded at their fair value at the date of acquisition. The purchase price is allocated to the identifiable net assets acquired, including intangible assets and liabilities assumed, based on estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of assets acquired and liabilities assumed, if any, is recorded as goodwill.
Unanticipated events and circumstances that occur could affect the accuracy or validity of such assumptions, estimates or actual results. All subsequent changes to the estimated fair values of the acquired assets and liabilities assumed that occur within the measurement period and are based on facts and circumstances that existed at the acquisition date are recognized as an adjustment to goodwill.
Determining the fair value of assets acquired and liabilities assumed requires significant judgment, including the selection of a valuation methodology, the estimate of future revenues and cash flows and discount rates. The assets purchased and liabilities assumed are reflected in our consolidated balance sheet and the results are included in the consolidated statements of operations from the date of acquisition. We have amortized intangible assets over their estimated useful lives on a straight-line basis.
Acquisition-related transaction costs, including legal and accounting fees and other external costs that are directly related to the acquisition, are recognized separately from the acquisition and are expensed as incurred, primarily in general and administrative expense in the consolidated statements of operations.
We record estimates as of the acquisition date and reassess the estimates at each reporting period up to one year after the acquisition date. Changes in estimates made prior to finalization of purchase accounting are recorded to goodwill.
Goodwill and long-lived assets
Our goodwill balance is tested for impairment at least annually. We perform our annual goodwill impairment analysis during the fourth quarter. If events or indicators of impairment occur between annual impairment analysis, we perform an impairment analysis of goodwill at that date. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition or sale or disposition of a significant asset.
The process of evaluating the potential impairment of goodwill is subjective and requires significant judgment at many points during the analysis, including the identification of reporting units, identification and allocation of the assets and liabilities to reporting units and determination of fair value. In estimating the fair value of a reporting unit for the purposes of our annual or periodic impairment analysis, we make estimates and significant judgments about the future cash flows of the reporting unit. Changes in judgment on these assumptions and estimates could result in goodwill impairment charges. We believe that the assumptions and estimates utilized are appropriate based on the information that was available to management.
Intangible assets with finite lives and property and equipment are amortized or depreciated over their estimated useful life on a straight-line basis. We monitor conditions related to these assets to determine whether the events and circumstances warrant a revision to the remaining amortization or depreciation period. We test these assets for potential impairment whenever we conclude events or changes in circumstances (triggering event) indicate that the carrying amount may not be recoverable. The impairment test requires a comparison of the estimated undiscounted future cash flows expected to be generated over the useful life of an asset group to the carrying amount of the asset group. An asset group is generally established by identifying the lowest level of cash flows generated by a group of assets that are largely independent of the cash flows of other assets. If the carrying amount of an asset group exceeds the estimated undiscounted future cash flows, an impairment is measured as the difference between the fair value of the asset group and the carrying amount of the asset group. Determining whether a long-lived asset is impaired requires various estimates and assumptions, including whether a triggering event occurred, the identification of asset groups, estimates of future cash flows and the discount rate used to determine fair values.
Stock-based compensation
We account for stock-based compensation in accordance with Accounting Standards Codification, (“ASC”) 718, Stock-Based Compensation. Under the fair value recognition provisions of this accounting guidance, compensation cost for service-based awards, including options to purchase stock and restricted stock units, are measured at fair value on the date of grant and recognized over the service period, net of forfeitures. Forfeitures are recorded as they occur if the employee fails to meet the requisite service period. The fair value of stock options are estimated on the date of grant using a Black-Scholes option pricing model. The fair value of restricted stock units are estimated on the date of grant based on the fair value of our common stock. Compensation cost for performance-based awards is measured at fair value on the grant date and is recognized when the vesting trigger becomes probable. Stock-based compensation is allocated on a specific identification basis per each individual employee recipient and is classified into the corresponding line item where the related employee’s cash compensation and benefits reside in the consolidated statements of operations.
The assumptions used in the Black-Scholes option-pricing model were as follows:
•Expected term. We estimate the expected term based on the simplified method for employees and the contractual term for non-employees.
•Risk-free interest rate. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.
•Expected volatility. Prior to the Direct Listing, we estimated the volatility of our common stock on the date of grant based on the average historical stock price volatility of comparable publicly-traded companies in our industry group as there had been no public market for our shares.
•Expected dividend yield. The expected dividend yield is 0%. While we declared a dividend in 2017 and subsequently in 2020, we view those to be special events associated with specific transactions; we do not expect to declare dividends on a routine basis.
Common stock valuations
Since our Direct Listing, the fair value of the shares of common stock underlying our equity awards has been based on the closing price of the Company's Class A common stock on the date of grant, as reported on the NYSE. Prior to our Direct Listing, the fair value of the shares of common stock underlying our equity awards was based on a determination by our Board, with input from management and contemporaneous third-party valuations, as there was no public market for our common stock.
In valuing our pre-Direct Listing common stock, our board of directors determined the value using both the income and the market approach valuation methods. The income approach estimates value based on the expected future cash flows that our company will generate. These future cash flows are discounted to their present values using a discount rate based on our weighted average cost of capital (“WACC”). To derive our WACC, a cost of equity was developed using the Capital Asset Pricing Model and comparable company betas, and a cost of debt was determined based on our estimated cost of borrowing. The costs of debt and equity were then weighted based on our actual capital structure. The market approach estimates value based on a comparison of our company to comparable publicly traded companies in a similar line of business and to acquisitions in the market. From the comparable companies, a representative market multiple is determined and subsequently applied to our historical and forecasted financial results to estimate our enterprise value. From the acquisitions analysis, a representative market multiple is determined and subsequently applied to our historical financial results to estimate our enterprise value.
Application of these approaches involved the use of estimates, judgment and assumptions that are highly complex and subjective, such as those regarding our expected future revenue, expenses, and cash flows, discount rates, market multiples, the selection of comparable companies and the probability of possible future events. Changes in any or all of these estimates and assumptions or the relationships among those assumptions could have had a material impact on the valuation of our common stock as of each valuation date.
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
Recently Issued Accounting Standards
A discussion of recent accounting pronouncements is included in Note 2 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Implications of Being an Emerging Growth Company
As a company with less than $1.07 billion in revenue during our last fiscal year, we qualify as an “emerging growth company” as defined in the JOBS Act. An emerging growth company may take advantage of specified reduced reporting and other requirements that are otherwise applicable generally to public companies. These provisions include that:
•we are required to include only reduced disclosure in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;
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
We may take advantage of these provisions until the last day of the fiscal year following the fifth anniversary of the effectiveness of the registration statement of which this Annual Report on Form 10-K forms a part or such earlier time that we are no longer an emerging growth company.
Under the JOBS Act, emerging growth companies also can delay adopting new or revised accounting standards until such time as those standards would otherwise apply to private companies. We currently take advantage of this exemption.
For risks related to our status as an emerging growth company, see “Item 1A. Risk Factors, Risks Related to Our Business and Industry, We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our Class A common stock less attractive to investors.”

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Foreign currency exchange risk
While we generate the majority of our revenue in U.S. dollars, a portion of our revenue is denominated in Euros. For the year ended December 31, 2021, 69.4% of our revenue was denominated in U.S. dollars and 69.2% for the same period in 2020. For the year ended December 31, 2021, 30.6% of our revenue was denominated in Euros and 30.8% for the same period in 2020. As we expand globally, we will be further exposed to fluctuations in currency exchange rates.
In addition, the assets and liabilities of our wholly-owned Irish subsidiary are denominated in Euros. Accordingly, assets and liabilities of this subsidiary are translated into U.S. dollars at exchange rates in effect on the applicable balance sheet date. Income and expense items are translated at average exchange rates for the applicable period. As a result, our results of operations will be impacted by any increase or decrease in the value of the Euro relative to the U.S. dollar. Transaction gains/(losses) for the years ended December 31, 2021 and 2020 was $6.4 million and $(8.8) million, respectively. While we have five international subsidiaries, only our Irish and Polish subsidiaries were operational during 2021 and 2020, and transactions in our Polish subsidiary were immaterial.
We currently do not hedge foreign currency exposure. We may in the future hedge our foreign currency exposure and may use currency forward contracts, currency options or other common derivative financial instruments to reduce foreign currency risk. It is difficult to predict the effect that future hedging activities would have on our operating results.
Interest rate sensitivity
We had cash equivalents and marketable securities totaling $113.0 million as of December 31, 2021. Our cash equivalents are held for working capital purposes. Our investments in marketable securities are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes. Our cash equivalents and our portfolio of marketable securities are subject to market risk due to changes in interest rates. Fixed rate securities may have their market value adversely affected due to a rise in interest rates. Our future investment income may fall short of our expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates.
Borrowings under the Credit Agreement are subject to an interest rate equal to, at our option, LIBOR or ABR, in either case, plus an applicable margin. Based on the outstanding balance of the Credit Agreement as of December 31, 2021, for every 100 basis point increase in LIBOR or ABR, we would incur approximately $5.3 million of additional annual interest expense. We currently do not hedge interest rate exposure. We may in the future hedge our interest rate exposure and may use swaps, caps, collars, structured collars or other common derivative financial instruments to reduce interest rate risk. It is difficult to predict the effect that future hedging activities would have on our operating results.
Credit risk
We maintain components of our cash and cash equivalents balance in various accounts, which from time to time exceed the federal depository insurance coverage limit. In addition, substantially all of our cash and cash equivalents, as well as our marketable securities, are held by three financial institutions that we believe are of high credit quality. We have not experienced any losses on our deposits of cash and cash equivalents and accounts are monitored by our management team to mitigate risk. We are exposed to credit risk in the event of default by the financial institution holding our cash and cash equivalents or an event of default by the issuers of the corporate bonds and commercial paper we hold.

Item 8. Financial Statements and Supplementary Data

SQUARESPACE, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm (PCAOB ID: 42)	55
Consolidated Balance Sheets as of December 31, 2021 and 2020	56
Consolidated Statements of Operations for the Fiscal Years Ended December 31, 2021, 2020 and 2019	57
Consolidated Statements of Comprehensive (Loss)/Income for the Fiscal Years Ended December 31, 2021, 2020 and 2019	58
Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Deficit for the Fiscal Years Ended December 31, 2021, 2020 and 2019	59
Consolidated Statements of Cash Flows for the Fiscal Years Ended December 31, 2021, 2020 and 2019	60
Notes to Consolidated Financial Statements	61

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Squarespace, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Squarespace, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive (loss)/income, changes in redeemable convertible preferred stock and stockholders’ deficit and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2015.
New York, New York
March 7, 2022

SQUARESPACE, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except shares and per share amounts)

	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$203,247	$57,891
Restricted cash	30,433	—
Investment in marketable securities	31,456	37,462
Accounts receivable	7,969	7,516
Due from vendors	1,828	—
Prepaid expenses and other current assets	67,099	37,384
Total current assets	342,032	140,253
Property and equipment, net	52,839	49,249
Deferred income taxes	—	7,773
Goodwill	435,601	83,171
Intangible assets, net	60,138	18,868
Other assets	8,939	7,452
Total assets	$899,549	$306,766
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Deficit
Current liabilities:
Accounts payable	$26,533	$16,758
Accrued liabilities	60,861	46,779
Deferred revenue	233,999	210,392
Funds payable to customers	30,137	—
Debt, current portion	13,586	13,586
Deferred rent and lease incentives, current portion	2,095	1,197
Total current liabilities	367,211	288,712
Debt, non-current portion	513,047	525,752
Deferred rent and lease incentives, non-current portion	32,348	24,856
Other liabilities	422	262
Total liabilities	913,028	839,582
Commitments and contingencies (see Note 13)
Redeemable convertible preferred stock, par value of $0.0001; zero and 118,117,738 shares authorized as of December 31, 2021 and 2020, respectively; zero and 104,446,332 shares issued and outstanding as of December 31, 2021 and 2020, respectively	—	131,390
Preferred stock, par value of $0.0001; 100,000,000 and zero shares authorized as of December 31, 2021 and 2020, respectively; zero shares issued and outstanding as of December 31, 2021 and 2020, respectively	—	—
Stockholders’ deficit:
Class A common stock, par value of $0.0001; 1,000,000,000 and 159,000,000 shares authorized as of December 31, 2021 and 2020, respectively; 90,826,625 and 8,903,770 shares issued and outstanding as of December 31, 2021 and 2020, respectively	9	1
Class B common stock, par value of $0.0001; 100,000,000 and 93,782,222 shares authorized as of December 31, 2021 and 2020, respectively; 48,344,755 and 14,368,532 shares issued and outstanding as of December 31, 2021 and 2020, respectively	5	1
Class C common stock (authorized March 15, 2021), par value of $0.0001; zero shares authorized as of December 31, 2021 and 2020, respectively; zero shares issued and outstanding as of December 31, 2021 and 2020, respectively	—	—
Class C common stock (authorized May 10, 2021), par value of $0.0001; 1,000,000,000 and zero shares authorized as of December 31, 2021 and 2020, respectively; zero shares issued and outstanding as of December 31, 2021 and 2020, respectively	—	—
Additional paid in capital	911,570	9,043
Accumulated other comprehensive (loss)/income	(208)	2,455
Accumulated deficit	(924,855)	(675,706)
Total stockholders’ deficit	(13,479)	(664,206)
Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$899,549	$306,766
The accompanying notes are an integral part of these financial statements.

SQUARESPACE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except shares and per share amounts)

	Years Ended December 31,
	2021	2020	2019
Revenue	$784,038	$621,149	$484,751
Cost of revenue	126,631	98,337	81,910
Gross profit	657,407	522,812	402,841
Operating expenses:
Research and product development	190,371	167,906	107,645
Marketing and sales	339,965	260,039	184,278
General and administrative	367,945	54,647	49,578
Total operating expenses	898,281	482,592	341,501
Operating (loss)/income	(240,874)	40,220	61,340
Interest expense	(11,081)	(10,043)	(1,080)
Other income/(loss), net	6,631	(7,678)	3,815
(Loss)/income before (provision for)/benefit from income taxes	(245,324)	22,499	64,075
(Provision for)/benefit from income taxes	(3,825)	8,089	(5,923)
Net (loss)/income	$(249,149)	$30,588	$58,152
Less: accretion of redeemable convertible preferred stock to redemption value	(969)	(4,844)	(5,340)
Less: deemed dividends upon repurchase of redeemable convertible preferred stock	—	—	(311,610)
Less: declared dividends to preferred shareholders	—	(278,454)	—
Net loss attributable to Class A, Class B, Class C common stockholders, basic and dilutive	(250,118)	(252,710)	(258,798)

Net loss per share attributable to Class A, Class B and Class C common stockholders, basic and dilutive	$(2.60)	$(14.10)	$(14.91)
Weighted-average shares used in computing net loss per share attributable to Class A, Class B and Class C stockholders, basic and diluted	96,234,381	17,917,236	17,354,458
The accompanying notes are an integral part of these financial statements.

SQUARESPACE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)/INCOME
(In thousands)

	Years Ended December 31,
	2021	2020	2019
Net (loss)/income	$(249,149)	$30,588	$58,152
Other comprehensive (loss)/income:
Foreign currency translation adjustment	(2,511)	2,528	(86)
Unrealized (loss)/gain on marketable securities, net of income taxes	(152)	35	134
Total other comprehensive (loss)/income	(2,663)	2,563	48
Total comprehensive (loss)/income	$(251,812)	$33,151	$58,200
The accompanying notes are an integral part of these financial statements.

SQUARESPACE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE
PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
(In thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive (Loss)/Income	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2018	118,117,738	$144,819	8,030,251	$1	13,359,956	$1	—	$—	$3,187	$(156)	$(81,098)	$(78,065)
Stock based compensation	—	—	—	—	—	—	—	—	18,321	—	—	18,321
Stock option exercises	—	—	—	—	2,481,266	—	—	—	3,982	—	—	3,982
Vested RSUs converted to common shares	—	—	385,735	—	—	—	—	—	—	—	—	—
Repurchase of Class A common stock and retirement	—	—	(184,779)	—	—	—	—	—	(3,340)	—	—	(3,340)
Tender offer repurchase and share retirement	—	—	(34,104)	—	(1,779,290)	—	—	—	(15,614)	—	(28,849)	(44,463)
Investor repurchase and share retirement	(13,671,406)	(23,613)	(11,478)	—	(591,177)	—	—	—	—	—	(326,387)	(326,387)
Accretion of redeemable convertible preferred stock	—	5,340	—	—	—	—	—	—	(5,340)	—	—	(5,340)
Net income	—	—	—	—	—	—	—	—	—	—	58,152	58,152
Total impact on comprehensive income, net of taxes	—	—	—	—	—	—	—	—	—	48	—	48
Balance at December 31, 2019	104,446,332	$126,546	8,185,625	$1	13,470,755	$1	—	$—	$1,196	$(108)	$(378,182)	$(377,092)
Stock based compensation	—	—	—	—	—	—	—	—	31,417	—	—	31,417
Stock option exercises	—	—	—	—	897,777	—	—	—	1,435	—	—	1,435
Vested RSUs converted to common shares	—	—	1,366,242	—	—	—	—	—	—	—	—	—
Repurchase of Class A common stock and retirement	—	—	(648,097)	—	—	—	—	—	(20,161)	—	—	(20,161)
Tender offer repurchase and share retirement	—	—	—	—	—	—	—	—	—	—	—	—
Accretion of redeemable convertible preferred stock	—	4,844	—	—	—	—	—	—	(4,844)	—	—	(4,844)
Dividend declared	—	—	—	—	—	—	—	—	—	—	(328,112)	(328,112)
Net income	—	—	—	—	—	—	—	—	—	—	30,588	30,588
Total impact on comprehensive income, net of taxes	—	—	—	—	—	—	—	—	—	2,563	—	2,563
Balance at December 31, 2020	104,446,332	$131,390	8,903,770	$1	14,368,532	$1	—	$—	$9,043	$2,455	$(675,706)	$(664,206)
Stock based compensation	—	—	—	—	—	—	—	—	308,304	—	—	308,304
Stock option exercises	—	—	1,551,185	—	1,775,171	—	—	—	4,760	—	—	4,760
Vested RSUs converted to common shares	—	—	1,661,752	—	—	—	—	—	—	—	—	—
Repurchase of Class A common stock and retirement	—	—	(737,715)	—	—	—	—	—	(34,503)	—	—	(34,503)
Conversion of convertible preferred stock to Class A and Class B common stock in connection with the direct listing	(104,446,332)	(132,359)	54,862,435	6	49,583,897	5	—	—	132,348	—	—	132,359
Conversion of Class B common stock to Class A common stock in connection with the direct listing	—	—	17,382,845	1	(17,382,845)	(1)	—	—	—	—	—	—
Conversion of Class C common stock to Class A common stock in connection with the direct listing	—	—	7,202,353	1	—	—	(7,202,353)	(1)	—	—	—	—
Issuance of Class C common stock, net of issuance costs	—	—	—	—	—	—	4,452,023	—	304,409	—	—	304,409
Issuance of Class C common stock for acquisition	—	—	—	—	—	—	2,750,330	1	188,178	—	—	188,179
Accretion of redeemable convertible preferred stock	—	969	—	—	—	—	—	—	(969)	—	—	(969)
Net loss	—	—	—	—	—	—	—	—	—	—	(249,149)	(249,149)
Total other comprehensive loss, net of taxes	—	—	—	—	—	—	—	—	—	(2,663)	—	(2,663)
Balance at December 31, 2021	—	$—	90,826,625	$9	48,344,755	$5	—	$—	$911,570	$(208)	$(924,855)	$(13,479)
The accompanying notes are an integral part of these financial statements.

SQUARESPACE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2021	2020	2019
OPERATING ACTIVITIES:
Net (loss)/income	$(249,149)	$30,588	$58,152
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation and amortization	32,720	21,703	18,309
Stock-based compensation	307,924	31,254	17,975
Deferred income taxes	3,196	(4,852)	(4,018)
Other	1,181	2,437	(310)
Changes in operating assets and liabilities:
Accounts receivable and due from vendors	712	(2,936)	(133)
Prepaid expenses and other current assets	(35,423)	8,659	(17,910)
Accounts payable and accrued liabilities	14,525	27,115	987
Deferred revenue	29,364	40,104	30,347
Funds payable to customers	10,726	—	—
Deferred rent and lease incentives	8,418	1,199	200
Other operating assets and liabilities	(1,037)	(5,241)	(1,266)
Net cash provided by operating activities	123,157	150,030	102,333
INVESTING ACTIVITIES:
Proceeds from the sale and maturities of marketable securities	34,155	148,762	174,583
Purchases of marketable securities	(28,694)	(109,966)	(145,850)
Purchase of property and equipment	(11,021)	(4,712)	(8,217)
Cash paid for acquisitions, net of acquired cash	(202,170)	—	(95,744)
Other	—	178	(95)
Net cash (used in)/provided by investing activities	(207,730)	34,262	(75,323)
FINANCING ACTIVITIES:
Borrowings on term loan	—	197,325	349,100
Payment of debt issuance costs	—	—	(938)
Principal payments on debt	(13,586)	(6,563)	(556)
Contingent consideration paid for acquisition	—	(15,000)	—
Taxes paid related to net share settlement of equity awards	(34,503)	(20,161)	(3,340)
Proceeds from issuance of Class C (authorized on March 15, 2021) common stock, net of issuance costs	304,409	—	—
Dividends paid	(367)	(327,745)	—
Proceeds from exercise of stock options	4,760	1,435	4,370
Payments for Tender Offer	—	—	(44,463)
Payments for Investor Repurchase	—	—	(350,000)
Net cash provided by/(used in) financing activities	260,713	(170,709)	(45,827)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(351)	659	(171)
Net increase/(decrease) in cash, cash equivalents and restricted cash	175,789	14,242	(18,988)
Cash, cash equivalents and restricted cash at the beginning of the period	57,891	43,649	62,637
Cash, cash equivalents and restricted cash at the end of the period	$233,680	$57,891	$43,649

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$203,247	$57,891	$43,649
Restricted cash	30,433	—	—
Cash, cash equivalents and restricted cash at the end of the period	$233,680	$57,891	$43,649

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
Cash paid during the year for interest	$10,251	$9,429	$603
Cash paid during the year for income taxes, net of refunds	$1,929	$6,580	$13,265

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Purchases of property and equipment included in accounts payable and accrued liabilities	$1,994	$104	$293
Purchases of property and equipment included in prepaid expenses and other current assets	$3,463	$—	$—
Dividends declared included in accrued liabilities	$—	$367	$—
Capitalized stock-based compensation	$380	$163	$346
Payment withheld on acquisition	$—	$—	$14,376
The accompanying notes are an integral part of these financial statements.

SQUARESPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except shares and per share amounts)
1
1.    Description of Business
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
The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that the Company (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, the Company’s consolidated financial statements may not be comparable to financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards based on public company effective dates.
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
Acquisition of Tock, Inc
On March 31, 2021, the Company acquired all of the equity interests in Tock, Inc. (“Tock”), a reservation platform for prepaid reservations, access to restaurant management data, and other customization features, for a total consideration of $425,710. See “Note 4. Acquisitions” for further information on the acquisition of Tock.
Direct Listing
On May 19, 2021, the Company completed a direct listing of its Class A common stock (the “Direct Listing”) on the New York Stock Exchange (“NYSE”). The Company incurred fees related to financial advisory service, audit, and legal expenses in connection with the Direct Listing and recorded general and administrative expenses of $25,318 for the year ended December 31, 2021.
2.    Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The Company’s consolidated financial statements and related notes have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and include the Company’s wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Functional Currency
As of December 31, 2021, the Company had two operational international subsidiaries, Squarespace Ireland Limited ("Limited") and Videolicious Poland sp. z.o.o. ("Videolicious Poland") based in Ireland and Poland, respectively. The functional currency of these subsidiaries is their local currency. Assets and liabilities are translated into U.S. dollars at exchange rates in effect on the balance sheet date. Retained earnings and other equity items are translated at historical rates, and revenue and expense items are translated at weighted average exchange rates for the period. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income/(loss) in stockholders’ deficit with the majority of the adjustments derived from Limited. Foreign currency impact on the statement of cash flows is translated to U.S. dollars using average exchange rates for the period, which approximates the timing of cash flows. The Company

SQUARESPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except shares and per share amounts)
reports the effect of exchange rate changes on cash, cash equivalents, and restricted cash balances held in foreign currencies as a separate item in the reconciliation of the changes in cash, cash equivalents, and restricted cash during the period. Transactions denominated in currencies other than the functional currency are remeasured to the functional currency at the exchange rate on the transaction date. Monetary assets and liabilities denominated in currencies other than the functional currency are re-measured at period-end using the period-end exchange rate. Gains and losses resulting from remeasurement are recorded in other income/(loss), net in the consolidated statement of operations. Transaction gains/(losses) for the years ended December 31, 2021, 2020 and 2019 were $6,356, $(8,826) and $1,241, respectively.
Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Management’s estimates are based on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances. Actual results could differ from those estimates.
Significant estimates include but are not limited to (i) the recognition and measurement of loss contingencies, indirect tax liabilities and certain accrued liabilities; (ii) the inputs used in the valuation of acquired intangible assets; (iii) the grant date fair value of stock-based awards; and (iv) the recoverability and related valuation of current and deferred income taxes. The Company evaluates its assumptions and estimates on an ongoing basis and adjusts prospectively, if necessary.
COVID-19
In March 2020, the World Health Organization declared the outbreak of the novel coronavirus ("COVID-19") a pandemic. The COVID-19 pandemic has created, and may continue to create, significant uncertainty in macroeconomic conditions. The countries in which the Company operates have begun easing initial measures to control the spread of COVID-19. However, the Company is not able to estimate the impact that COVID-19 will continue to have on worldwide economic activity or the Company’s results of operations, financial condition, or liquidity. As of December 31, 2021, the Company had not experienced a materially adverse impact from COVID-19. The Company continues to assess the potential impacts of COVID-19 and the measures taken by governments, businesses and other organizations in response to COVID-19 as information becomes available.
Operating Segments and Reporting Units
Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker (“CODM”), who makes decisions about allocating resources and assessing performance. The Company defines its CODM as its Chief Executive Officer (“CEO”). An operating segment is determined to be a reporting unit if all of its components are similar or if it consists of a single component. A component consists of a business within the operating segment for which discrete financial information is available with a level of segment management that regularly reviews the operating results of that component. The Company’s business operates in one operating segment, with one component, as substantially all of the Company’s offerings operate on a single platform, and all offerings are deployed in an identical way with the CODM evaluating the Company’s financial information, resources and performance of these resources on a consolidated basis. As the Company operates in one operating segment, with one reporting unit, all required financial segment information can be found in the consolidated financial statements. As of December 31, 2021 and 2020, the Company did not have material long-lived assets located outside of the United States.
Concentration of Risks Related to Credit, Interest Rates and Foreign Currencies
The Company is subject to credit risk, interest rate risk on any indebtedness the Company would potentially incur, market risk on investments and foreign currency risk in connection with the Company’s operations in Ireland and Poland.
The Company maintains the components of its cash and cash equivalents balance in various accounts, which from time to time exceed the federal depository insurance coverage limit. In addition, substantially all cash and cash equivalents, as well as marketable securities, are held by three financial institutions. The Company has not experienced any concentration losses related to its cash, cash equivalents and marketable securities to date.

SQUARESPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except shares and per share amounts)
As of December 31, 2021 and 2020, no single customer accounted for more than 10% of the Company’s accounts receivable. For the years ended December 31, 2021, 2020 and 2019 no single customer accounted for more than 10% of the Company’s revenue.
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
Restricted Cash and Payment Processing Transactions
As a result of the acquisition of Tock, the Company processes certain payments and holds funds on behalf of its restaurant customers consisting of diner prepayments for restaurant reservations as well as to-go orders. While the Company does not have any contractual obligation to hold such cash as restricted, the diner prepayments are included in restricted cash in the consolidated balance sheet as of December 31, 2021.
In addition, the Company recognizes the liability due to restaurant customers in funds payable to customers and the associated sales tax payable in accrued liabilities in the consolidated balance sheet as of December 31, 2021. Funds are remitted to the restaurant customers based on the stipulated contract terms. In addition to restricted cash held on behalf of restaurant customers, the Company recognizes in-transit receivables from certain third-party vendors which assist in processing and settling payment transactions due to a clearing period before the related cash is received or settled. In-transit receivables are included in due from vendors in the consolidated balance sheet as of December 31, 2021.
The following table represents the assets and liabilities related to payment processing transactions:

	December 31, 2021	December 31, 2020
Restricted cash	$30,433	$—
Due from vendors	1,828	—
Total payment processing assets	32,261	—
Funds payable to customers	(30,137)	—
Sales tax payable	(2,124)
Total payment processing liabilities	(32,261)	—
Total payment processing transactions, net	$—	$—
See “Note 4. Acquisitions” for further information on the acquisition of Tock.
Investment in Marketable Securities
The Company classifies its investment in marketable securities as available for sale securities which are stated at fair value, as determined by quoted market prices. Unrealized gains and losses are reported in accumulated other comprehensive (loss)/income. Unrealized losses are evaluated for impairment and those considered other than temporary impaired are recorded as a charge to other income/(loss), net in the consolidated statement of operations. Subsequent gains or losses realized upon redemption or sale of these securities in excess or below their adjusted cost basis are also recorded as other income/(loss), net in the consolidated statement of operations. The cost of securities sold is based upon the specific identification method.
The Company considers all of its investment in marketable securities, irrespective of the maturity date, as available for use in current operations, and therefore classifies these securities within current assets in the consolidated balance sheets.
Fair Value of Financial Instruments
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of

SQUARESPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except shares and per share amounts)
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
See “Note 6. Fair Value of Financial Instruments” for further information.
Accounts Receivable
Accounts receivable consists of receivables from third-party credit card processors and other trade receivables. Accounts receivable are recorded at the invoiced amount and do not bear interest. There was no allowance for doubtful accounts as of December 31, 2021 and 2020.
Property and Equipment, net
Property and equipment is carried at cost and is depreciated over its estimated useful life using the straight-line method beginning on the date the asset is placed in service. Leasehold improvements are amortized using the straight-line method over the shorter of the remaining lease term or the estimated useful life. The Company regularly evaluates the estimated remaining useful lives of its property and equipment to determine whether events or changes in circumstances warrant a revision to the remaining period of depreciation. Cost and the related accumulated depreciation and amortization are deducted from property and equipment, net in the consolidated balance sheets upon retirement. Maintenance and repairs are charged to expense when incurred.
Capitalized Software Development Costs
The Company capitalizes certain software development costs, including employee-related expenses such as salaries and stock-based compensation, incurred in connection with adding functionality to its platform, as well as internal-use projects during the application development stage. These costs are amortized on a straight-line basis over an estimated useful life of three years.
Software development costs incurred during planning and maintenance and minor upgrades and enhancements of software without additional functionality are expensed as incurred.
Business Combinations
The Company evaluates acquisitions to determine whether it is a business combination or an asset acquisition. The Company accounts for business combinations under the acquisition method of accounting. The Company includes the results of operations of acquired businesses in its consolidated financial statements as of the respective dates of acquisition. The purchase price is allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date, with the excess recorded to goodwill. Critical estimates used in valuing certain acquired intangible assets include, but are not limited to, future expected cash flows (e.g., from customer relationships or technology) and discount rates.
The determination of fair value requires considerable judgment and is sensitive to changes in the underlying assumptions. The Company’s estimates are preliminary and subject to adjustment, which may result in material changes to the final valuation. During the measurement period, which will not exceed one year from closing, the Company will continue to obtain information to assist in finalizing the acquisition date fair values. Any qualifying changes to the preliminary estimates will be recorded as adjustments to the respective assets and liabilities, with any residual amounts allocated to goodwill. Transaction costs are expensed as incurred.

SQUARESPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except shares and per share amounts)
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
In conducting the annual impairment test, the Company first reviews qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If factors indicate that the fair value of the reporting unit is less than its carrying amount, a quantitative assessment is performed and the fair value of the reporting unit is determined by analyzing the expected present value of future cash flows. If the carrying value of the reporting unit continues to exceed its fair value, the implied fair value of the reporting unit’s goodwill is calculated and an impairment loss equal to the excess is recorded. The Company’s analyses did not indicate impairment of goodwill during the years ended December 31, 2021, 2020 and 2019.
Intangible Assets
The Company’s finite-lived intangible assets are amortized on a straight-line basis, which is aligned to the economic benefit of the asset, over their estimated remaining life.
Long-Lived Assets
Long-lived assets or asset groups are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset or asset group may not be fully recoverable. Upon occurrence, recoverability is measured by comparing the sum of the undiscounted expected future cash flows the asset or asset group is expected to generate to its carrying amount. If the carrying amount of the asset exceeds its undiscounted expected future cash flows, an impairment loss is recognized in the amount of the excess of the carrying amount over the fair value of the asset. Any write-downs are treated as permanent reductions in the carrying amount of the respective asset. There were no material impairments of long-lived assets recorded during the years ended December 31, 2021, 2020 and 2019.
Leases
The Company categorizes leases at their inception as either operating or capital leases. In the ordinary course of business, the Company enters into long term operating leases for office space. The Company’s headquarters is located in New York, New York. The Company also has office leases in Portland, Oregon, Los Angeles, California, Chicago, Illinois, and Dublin, Ireland, all of which have varying commencement and expiration dates. The Company recognizes rent expense on a straight-line basis over the lease period and accrues for rent expense incurred, but not paid. Any related lease incentives are recorded as a reduction in rent expense on a straight-line basis over the lease term. The Company classifies deferred rent and lease incentives as current based on the rent expense that will be recognized during the succeeding twelve-month period from the balance sheet date. All other deferred rent and lease incentives are recorded as non-current in the consolidated balance sheets. The Company recognizes any sublease rental income on a straight-line basis as an offset to rent expense.
Revenue Recognition
The Company primarily derives revenue from monthly and annual subscriptions. Revenue is also derived from non-subscription services, including fixed percentages or fixed-fees earned on revenue share arrangements with third parties and on sales made through the Company’s customers’ sites.
Revenue is recognized when control of the promised services is transferred to the customer, in an amount reflecting the consideration the Company expects to be entitled to in exchange for those services. Revenue is recognized net of expected refunds and any sales or indirect taxes collected from customers, which are subsequently remitted to governmental authorities. The Company typically receives payment at the time of sale and its customer arrangements do not include a significant financing component. The majority of the Company’s customer arrangements and the period between customer payment and transfer of control of the service is expected to be one year or less. Payments received in advance of transfer of control or satisfaction of the related performance obligation are recorded as deferred revenue with

SQUARESPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except shares and per share amounts)
the aggregate amount representing the transaction price allocated to those performance obligations that are partially or fully unsatisfied. Subscription plans automatically renew unless advance notice is provided to the Company.
Arrangements with the Company’s customers do not represent a license and do not provide the customer with the right to take possession of the software supporting the Company’s SaaS-based technology platform or products at any time.
The Company determines revenue recognition through the following steps:
•identification of the contract, or contracts, with a customer;
•identification of the performance obligations in the contract;
•determination of the transaction price;
•allocation of the transaction price to the performance obligations in the contract; and
•recognition of revenue when, or as, the Company satisfies a performance obligation.
Subscription and domain managed services revenues are generally recognized over-time with the exception of cases where the Company acts as a reseller of third-party software solutions. The Company has determined that subscriptions represent a stand-ready obligation to perform over the subscription term. These performance obligations are satisfied over time as the customer simultaneously receives and consumes the benefits. Subscription revenues related to third-party software solutions are recognized on a net basis, at a point in time. The Company determined that it satisfies its performance obligation by facilitating the transfer between the customer and the third-party developer. Domain managed services revenue consists of consideration received from customers in exchange for domain registration and management services. The Company recognizes consideration received from domain managed services on a gross basis over the subscription term since the Company is obligated to manage its customers’ domains over a contractual period, which is typically one year.
Revenue associated with non-subscription offerings is primarily recognized at a point in time. Included in non-subscription revenue are revenue share arrangements with third-party payment processors and business applications (together “Commerce Partners”). Consideration received from reseller arrangements with its Commerce Partners is recognized at a point in time as the Company is acting as an agent and facilitating the sale of products between its customers and third parties. The Company also earns transaction fee revenue based on a fixed-fee of gross merchandise value (“GMV”) processed on the Company’s Business plan and for certain hospitality offerings. GMV represents the total dollar value of orders processed through the Company’s platform in the period, net of refunds and fraudulent orders. In addition, non-subscription revenue includes processing fees earned in exchange for use of certain hospitality services. These transaction and processing fee revenues are recognized at a point in time, when the sale has been completed.
Performance Obligations
Certain customer arrangements include multiple performance obligations which consist of access or use of some or all of the Company’s products. For arrangements that include multiple performance obligations, the transaction price to each of the underlying performance obligations is allocated based on its relative stand-alone selling price (“SSP”) and other factors. The Company determines SSP based on the price at which the distinct service is sold separately. If the SSP is not observable through past transactions, the Company estimates the SSP by taking into account available information such as market conditions, internally approved pricing and cost-plus expected margin guidelines related to the performance obligations. For new customers, the Company offers certain products free of charge for the first year. The Company has determined that this offer is a material right and accordingly, the transaction price is allocated to these performance obligations and recognized as the respective performance obligation is satisfied.
Revenue by Product Type
The following summarizes the Company’s revenue recognition policy for its disaggregated product types:
Presence
Presence revenue primarily consists of fixed-fee subscriptions to the Company’s plans that offer core platform functionalities, currently branded “Personal” and “Business” plans. Presence revenue also consists of fixed-fee subscriptions related to additional entry points for starting online such as domain managed services and social media stories. Additionally, presence revenue is derived from third-party solutions related to email services and access to third-

SQUARESPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except shares and per share amounts)
party content to enhance online presence. For customers in need of a larger scale solution, the Company has an enterprise offering, and revenue is recognized over the life of the contract.
Commerce
Commerce revenue primarily consists of fixed-fee subscriptions to the Company’s plans that offer all the features of presence plans as well as additional features that support end to end commerce transactions, currently branded “Basic” and “Advanced” plans. Commerce revenue also includes fixed-fee subscriptions to a number of other tools that support running an online business such as marketing, member areas, scheduling and hospitality tools. Non-subscription revenue is derived from fixed-fees earned on revenue share arrangements with commerce partners as well as fixed transaction fees earned on GMV processed through Business plan sites and certain hospitality offerings. Commerce revenue also includes payment processing fees for use of the Company’s hospitality services.
Assets Recognized from Contract Costs
The Company capitalizes customer arrangement origination costs related to affiliate fees on customer referrals (“referral fees”), costs related to fees on sales of the Company’s social media tools on third-party platforms (“app fees”) and commissions paid to internal sales personnel relating to customer contracts for the Company's hospitality services ("sales commissions"). Amounts expected to be recognized within one year of the balance sheet date are recorded as prepaid expenses and other current assets, with the remaining portion recorded as other assets in the consolidated balance sheets. Capitalized referral, app fees and sales commissions are considered to be incremental and recoverable costs of obtaining a contract with a customer.
Referral fees and sales commissions are deferred and amortized on a straight-line basis over the future benefit period of approximately two to four years and are included within marketing and sales in the consolidated statement of operations. App fees are also deferred and amortized on a straight-line basis over the future benefit of approximately one year and are included within cost of revenue in the consolidated statement of operations. The period of benefit was estimated by considering factors such as historical customer attrition rates, the useful life of the Company’s technology, and the impact of competition in its industry. No referral fees and sales commissions are paid to third parties for renewals.
The Company’s fulfillment costs (such as setup costs) are expensed as incurred as these do not generate or enhance resources of the Company that will be used in satisfying future performance obligations and do not meet the criteria for capitalization. No other material contract costs were capitalized during the period.
The Company periodically reviews the estimated benefit period so that the amortization is consistent with the transfer of services to the customer to which the asset relates.
Cost of Revenue
Cost of revenue consists primarily of credit card and payment processor fees, domain registration fees, hosting costs and app fees. Cost of revenue also includes customer support employee-related expenses, allocated shared costs and depreciation and amortization. Employee-related expenses consist of salaries, taxes, benefits, and stock-based compensation.
Research and Product Development
Research and product development expenses are primarily employee-related expenses, costs associated with continuously developing new solutions and enhancing and maintaining the Company’s technology platform as well as allocated shared costs. These costs are expensed as incurred. Employee-related expenses consist of salaries, taxes, benefits and stock-based compensation.
Marketing and Sales
Marketing and sales expenses include costs related to advertisements used to drive customer acquisition, employee-related expenses related to the Company’s brand, customer acquisition and creative assets, affiliate fees on customer referrals, sales commissions and allocated shared costs. Employee-related expenses consist of salaries, taxes, benefits, and stock-based compensation.

SQUARESPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except shares and per share amounts)
Depending on the nature of the advertising, costs are expensed at the time a commercial initially airs, when a promotion first appears in the media or as incurred. Affiliate fees on customer referrals are deferred and recognized ratably over the expected period of the Company’s relationship with the new customer. In addition, the Company capitalizes sales commissions paid to internal sales personnel relating to obtaining customer contracts for hospitality services. The Company’s advertising costs for the years ended December 31, 2021, 2020 and 2019 were $274,919, $220,152 and $160,129, respectively.
General and Administrative
General and administrative expenses are primarily employee-related expenses associated with supporting business operations, expenses required to comply with government regulations in the markets in which the Company operates and allocated shared costs. The functional elements included in general and administrative are finance, people, legal, information technology and overall corporate support. Employee-related expenses consist of salaries, taxes, benefits, and stock-based compensation.
Stock-Based Compensation
Service-based Awards
Stock-based compensation costs related to stock awards with a service-based vesting condition are measured based on the fair value of the awards granted. Prior to the Direct Listing, the fair value of the Company’s shares of Class A and Class B common stock underlying the awards was determined by the board of directors with input from management and independent third-party valuation specialists, as there was no public market for the Company’s Class A and Class B common stock. The board of directors determined the fair value of the Class A and Class B common stock by considering a number of objective and subjective factors including: (i) the fair value of the Company’s Class A and Class B common stock, (ii) the expected Class A and Class B common stock price volatility over the expected life of the award, (iii) the expected term of the award, (iv) risk-free interest rates, (v) the exercise price, (vi) the expected dividend yield of the Company’s Class A and Class B common stock, and (vii) general and industry specific economic outlook, amongst other factors. Subsequent to the Direct Listing, the grant date fair value is determined by the closing price of the Company’s Class A common stock as reported on the date of grant. The Company recognizes stock-based compensation expense ratably, net of forfeitures, over the requisite service period, which is the vesting period. Forfeitures are recorded as they occur.
Market-based and Performance-based Awards
Stock-based compensation costs related to stock awards with market-based or performance-based vesting conditions are measured based on the fair value of the awards granted. The Company determines the grant date fair value using equity valuation models, such as the Monte Carlo simulation, using assumptions and judgements made by management and third-party valuation specialists. The Company recognizes stock-based compensation expense for market-based awards using the accelerated attribution method over the longer of (i) the period of time the market condition is expected to be met (i.e., the derived service period) or (ii) the service vesting condition period. The Company recognizes stock-based compensation expense for performance-based awards when the vesting trigger becomes probable.
As of December 31, 2021, all classes of the Company’s Class C common stock are not available for issuance as stock-based compensation.
Stock-based compensation is allocated on a specific identification basis for each individual employee recipient and is classified into the corresponding line item where the related employee’s cash compensation and benefits reside in the consolidated statements of operations.
Other Income/(Loss), Net
Other income/(loss), net is primarily comprised of net investment income and realized and unrealized foreign currency gains and losses.
Income Taxes
The Company accounts for income taxes under the asset and liability method, and deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying values of

SQUARESPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except shares and per share amounts)
existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The Company recognizes deferred tax assets to the extent it believes these assets are more likely than not to be realized. In making such a determination, the Company considers all positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent results of operations. A valuation allowance is provided if it is determined that it is more likely than not that the deferred tax asset will not be realized.
The Company recognizes tax benefits from uncertain tax positions only if it is more likely than not that the tax positions will be sustained on examination by the tax authority. The tax benefits recognized in the financial statements from such positions are measured based on the largest amount that is more than 50% likely to be realized upon ultimate settlement. The Company recognizes interest and penalties, where appropriate, related to unrecognized tax benefits in income tax expense.
Effective December 1, 2018, we became subject to a U.S. tax requirement that certain income earned by foreign subsidiaries, referred to as Global Intangible Low-Taxed Income (“GILTI”), must be included in the gross income of the subsidiary’s U.S. shareholder. Accounting principles generally accepted in the U.S. provide for an accounting policy election of either recognizing deferred taxes for temporary differences expected to reverse as GILTI in future years or recognizing such taxes as a current period expense when incurred. We elected to treat GILTI as a current period expense when incurred.
Accretion of Redeemable Convertible Preferred Stock
The carrying value of the Series A-2 and Series B redeemable convertible preferred stock is accreted to redemption value from the date of issuance to the earliest redemption date using the effective interest method. Increases to the carrying value of redeemable convertible preferred stock recognized in each period are charged to retained earnings, or in the absence of retained earnings, to additional paid in capital, or in the absence of additional paid in capital, to accumulated deficit.
Share Repurchases and Retirement
Repurchases and retirements of shares are reflected as a reduction to additional paid in capital, or in the absence of additional paid in capital, to accumulated deficit.
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
Distributed and undistributed earnings allocated to participating securities are subtracted from net (loss)/income in determining net (loss)/income attributable to Class A, Class B and Class C common stockholders. Basic net (loss)/income per share is computed by dividing net (loss)/income attributable to Class A, Class B and Class C common stockholders by the weighted-average number of shares of the Company’s Class A, Class B and Class C common stock outstanding.
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

SQUARESPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except shares and per share amounts)
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
Recently Issued Accounting Pronouncements
Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies. See “Note 1. Description of Business” for further information on the Company's status as an emerging growth company.
Accounting Pronouncements Recently Adopted
In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-15, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This aligns the accounting for implementation costs incurred in cloud computing arrangements with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The guidance is effective for nonpublic companies for annual reporting periods beginning after December 15, 2020 and interim periods in annual periods beginning after December 15, 2021 with early adoption permitted. The amendments in this standard can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company adopted this standard as of January 1, 2021 on a prospective basis. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.
Accounting Pronouncements Pending Adoption
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). This standard requires lessees to recognize a right-of-use asset and a lease liability for operating leases initially measured at the present value of the lease payments in its consolidated balance sheet. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. In July 2018, the FASB issued ASU 2018-10, Leases (Topic 842): Codification Improvements (“ASU 2018-10”) and ASU 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”), to provide additional guidance for the adoption of ASU 2016-02. ASU 2018-10 clarifies certain provisions and corrects unintended applications of the guidance. ASU 2018-11 provides an alternative transition method which allows entities the option to present all prior periods under previous lease accounting guidance while recognizing the cumulative effect of applying the new standard as an adjustment to the opening balance of retained earnings in the year of adoption. In June 2020, the FASB issued ASU No. 2020-05, Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842): Deferral of the Effective Date, which requires nonpublic companies to adopt the provisions of ASU 2016-02 for fiscal years beginning after December 15, 2021, and for interim periods in fiscal years beginning after December 15, 2022. The Company will adopt this standard as of January 1, 2022 using the modified retrospective approach. Based on the Company's current portfolio of leases, approximately $130,000 of lease liabilities and approximately $100,000 of right-of-use assets is expected to be recognized in its consolidated balance sheet with the difference being primarily adjustments for deferred rent and remaining lease incentive balances. The Company does not expect the adoption will have a material impact in the consolidated statements of operations. The Company is still finalizing the impact of adopting ASU 2016-02 on its consolidated financial statements and will disclose the actual impact in its interim report on Form 10-Q for the quarter ended March 31, 2022.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This standard will require entities to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. It also modifies the impairment model for available-for-sale debt securities and provides a simplified accounting model for purchased financial assets with credit deterioration since their origination. In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments — Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) —  Effective Dates, which requires nonpublic companies to adopt the provisions of ASU 2016-13 for fiscal years and interim periods in fiscal years beginning after December 15, 2022. The Company will adopt this standard as of January 1, 2022. The Company has identified the financial assets in the scope of the new standard and is developing methods to estimate current expected credit losses associated with these

SQUARESPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except shares and per share amounts)
financial assets, determining changes needed to control activities. The Company is still finalizing the impact of adopting ASU 2016-13 on its consolidated financial statements and will disclose the actual impact in its interim report on Form 10-Q for the quarter ended March 31, 2022.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates Step 2 from the prior guidance’s goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. ASU No. 2017-04 is effective for fiscal years and interim periods in those years beginning after December 15, 2021 for nonpublic entities with early adoption permitted. The Company will adopt this standard as of January 1, 2022 and does not expect the adoption of this guidance to have a material impact in its consolidated financial statements.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This standard will simplify the accounting for income taxes by removing certain exceptions to the general principles in ASC 740. The amendments also improve consistent application of and simplify GAAP for other areas of ASC 740 by clarifying and amending existing guidance. This standard is effective for nonpublic entities for annual reporting periods beginning after December 15, 2021 and interim periods in annual reporting periods beginning after December 15, 2022 with early adoption permitted. The Company will adopt this standard as of January 1, 2022 and does not expect the adoption of this guidance to have a material impact in its consolidated financial statements.
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This standard requires that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606 as if the acquirer had originated the contracts. ASU No. 2021-08 is effective for fiscal years and interim periods in those years beginning after December 15, 2023 for nonpublic entities with early adoption permitted. The Company is currently evaluating the timing of its adoption of this standard and the impact in its consolidated financial statements.

3.    Revenue
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

	Year Ended December 31, 2021
	Presence	Commerce	Total
Subscription revenue
Transferred over time	$539,767	$170,308	$710,075
Transferred at a point in time	11,972	—	11,972
Non-subscription revenue
Transferred over time	2,008	2,570	4,578
Transferred at a point in time	776	56,637	57,413
Total revenue	$554,523	$229,515	$784,038

SQUARESPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except shares and per share amounts)

	Year Ended December 31, 2020
	Presence	Commerce	Total
Subscription revenue
Transferred over time	$466,321	$110,988	$577,309
Transferred at a point in time	8,700	—	8,700
Non-subscription revenue
Transferred over time	1,430	208	1,638
Transferred at a point in time	1,380	32,122	33,502
Total revenue	$477,831	$143,318	$621,149

	Year Ended December 31, 2019
	Presence	Commerce	Total
Subscription revenue
Transferred over time	$395,721	$64,388	$460,109
Transferred at a point in time	7,347	—	7,347
Non-subscription revenue
Transferred over time	609	19	628
Transferred at a point in time	479	16,188	16,667
Total revenue	$404,156	$80,595	$484,751
Revenue by Geography
Revenue by geography is based on the customer’s self-reported country identifier or, if not available, the billing address or IP address, and was as follows:

	Years Ended December 31,
	2021	2020	2019
United States	$544,500	$430,118	$343,051
International	239,538	191,031	141,700
Total revenue	$784,038	$621,149	$484,751
Currently no individual country contributes greater than 10% of total International revenue.
Deferred Revenue
The deferred revenue balance as of December 31, 2021 and 2020 represents the Company’s aggregate remaining performance obligations that are expected to be recognized as revenue in subsequent periods. Generally, the Company’s contracts are for one year or less and the value for contracts with terms greater than one year is immaterial. The change in deferred revenue primarily reflects cash payments received during the period for which the performance obligation was not satisfied prior to the end of the period partially offset by $210,371, $164,428 and $132,515 of revenues recognized during the years ended December 31, 2021, 2020 and 2019, respectively.
Capitalized Contract Costs
Assets capitalized related to contract costs consisted of the following:

	December 31, 2021	December 31, 2020
Capitalized referral fees, current	$4,813	$3,452
Capitalized referral fees, non-current	7,713	7,018
Capitalized app fees, current	1,202	1,016
Sales commissions, current	221	—
Sales commissions, non-current	131	—
Total capitalized contract costs	$14,080	$11,486
Amortization of capitalized contract costs were $8,556, $5,637 and $1,783 for the years ended December 31, 2021, 2020 and 2019, respectively, and were included in marketing and sales in the consolidated statements of operations.

SQUARESPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except shares and per share amounts)
There were no impairment charges recognized related to capitalized contract costs for the years ended December 31, 2021, 2020 and 2019.
Obligations for Returns, Refunds and Other Similar Obligations
The Company did not have any material change in revenue recognition from a previous period due to refunds, change in transaction price or other consideration variables. As of December 31, 2021 and 2020, obligations for refunds were $506 and $376, respectively, and are included in accrued liabilities in the consolidated balance sheet.
4.    Acquisitions
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
The initial purchase accounting, including the identification and allocation of consideration to assets acquired, is not complete and the preliminary purchase price allocation is subject to further adjustment as additional information becomes available and as additional analyses and final valuations are completed. Since the Tock Acquisition Date, certain adjustments have been recorded based on refinements of management's estimates and assumptions regarding the fair value of intangible assets and the amount of net loss operating carry-forwards in relation to Tock. The changes resulted in decreases of $32,000 and $17,199 in intangible assets and deferred tax liabilities, respectively. Additionally, in conjunction with the change in estimates and assumptions around the fair value of intangible assets, the Company reduced the useful life of the customer relationship intangible asset from ten years to five years. See “Note 9. Goodwill and Intangible Assets” for more information. All identifiable finite-lived intangible assets are expected to be amortized over their useful lives which are estimated to be between three years to five years. Goodwill associated with the acquisition of Tock is not amortizable for tax purposes.
The following table sets forth the preliminary allocation of the purchase price to the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed, with the excess recorded to goodwill:

Tock
Net tangible assets acquired	$13,004
Deferred income tax liability	(724)
Customer relationships – restaurants	37,000
Customer relationships – enterprise	16,000
Tradename	5,000
Developed technology	3,000
Net assets acquired	73,280
Consideration	425,710
Goodwill	$352,430

Amount
Consideration transferred	$425,710
Less: Issuances of Class C common stock	(188,179)
Less: Cash acquired	(18,350)
Less: Restricted cash	(17,011)
Cash paid for acquisitions, net of acquired cash	$202,170
Actual and pro forma results for this acquisition have not been presented as the financial impact to the Company’s consolidated statement of operations is not material.

SQUARESPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except shares and per share amounts)
In addition to the consideration for Tock, the Company issued Class C common stock in the form of restricted stock units (“RSUs”) to certain selling shareholders, which will vest over three years contingent upon continued service. See “Note 17. Stock-based Compensation” for further information.
Unfold Creative, LLC
On October 15, 2019, the Company acquired all of the equity interests in Unfold Creative, LLC, a leading provider of content and marketing tools for social media, for $50,016 subject to potential working capital adjustments. This acquisition complemented the Company’s service offerings and provided additional opportunities to enhance the online presence of individuals and businesses.
The Company recorded $6,649 of identifiable intangible assets and $43,505 of goodwill related to this acquisition. The identifiable intangible assets acquired, including trade name, customer relationships and technology, have estimated useful lives of 3 years, 2 years and 5 years, respectively.
Videolicious, Inc.
On August 23, 2019, the Company acquired all of the equity interests in Videolicious, Inc., including its wholly-owned subsidiary Videolicious Poland, a leading provider of automatic video creation solutions, for $11,670. This acquisition complemented the Company’s existing service offerings and provided additional opportunities to enhance the online presence of individuals and businesses.
The Company recorded $5,710 of identifiable intangible assets and $7,506 of goodwill related to this acquisition. The identifiable intangible assets acquired, including trade name, customer relationships and technology, have estimated useful lives of 3 years, 2.2 years and 5 years, respectively.
Acuity Scheduling, Inc.
On April 19, 2019, the Company acquired substantially all of the assets of Acuity Scheduling, Inc., an appointment scheduling and online bookings software solution, for $50,000. This acquisition complemented the Company’s existing platform and accelerated growth in the Company’s scheduling service offering. The total consideration was paid as follows: $25,000 was paid to the seller at closing, $15,000 was paid on the first anniversary of the closing date (the “Acquisition Liability”) and $10,000 was paid to a third-party escrow agent at the date of closing and was distributed on the second anniversary of the closing date.
The Company recorded $17,500 of identifiable intangible assets and $32,160 of goodwill related to this acquisition. The identifiable intangible assets acquired, including trade name, customer relationships and technology, have estimated useful lives of 3 years, 3 years and 5 years, respectively.
The Acquisition Liability was paid by the Company on April 19, 2020 and is included in net cash provided by/(used in) financing activities in the consolidated statements of cash flows. During the year ended December 31, 2020 total interest expense related to the Acquisition Liability was $188, which is included in interest expense in the consolidated statement of operations.
The Company did not acquire any businesses during the year ended December 31, 2020.
5.    Investment in Marketable Securities
The following tables represent the amortized cost, gross unrealized gains and losses and fair market value of the Company’s available-for-sale (“AFS”) marketable securities:

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
Corporate bonds and commercial paper	$19,301	$—	$(14)	$19,287
Asset backed securities	6,190	2	—	6,192
U.S. treasuries	6,003	—	(26)	5,977
Total investment in marketable securities	$31,494	$2	$(40)	$31,456

SQUARESPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except shares and per share amounts)

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
Corporate bonds and commercial paper	$21,438	$55	$—	$21,493
Asset backed securities	7,820	94	—	7,914
U.S. treasuries	8,053	2	—	8,055
Total investment in marketable securities	$37,311	$151	$—	$37,462
AFS marketable securities that were in an unrealized loss position as of December 31, 2021 and 2020 were immaterial. The Company did not record other-than-temporary impairment during the years ended December 31, 2021, 2020 and 2019.
The contractual maturities of the investments classified as marketable securities were as follows:

	December 31, 2021	December 31, 2020
Due within 1 year	$19,248	$32,607
Due in 1 year through 5 years	12,208	4,855
Total investment in marketable securities	$31,456	$37,462
Investment Income/(Expense)
Investment income consists of interest income and accretion income/amortization expense on the Company’s cash, cash equivalents and marketable securities, and is recorded in other income/(loss), net in the consolidated statement of operations. The components of investment income were as follows:

	Year Ended December 31,
	2021	2020	2019
Interest income	$536	$1,373	$1,919
Accretion income/(expense)	(277)	(278)	998
Total investment income	$259	$1,095	$2,917
6.    Fair Value of Financial Instruments
A summary of the Company’s investments in marketable securities (including, if applicable, those marketable securities classified as cash and cash equivalents) were as follows:

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$81,501	$—	$—	$81,501
Available-for-sale debt securities
Corporate bonds and commercial paper	—	19,287	—	19,287
Asset backed securities	—	6,192	—	6,192
U.S. treasuries	5,977	—	—	5,977
Total	$87,478	$25,479	$—	$112,957

SQUARESPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except shares and per share amounts)

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$876	$—	$—	$876
Available-for-sale debt securities
Corporate bonds and commercial paper	—	21,493	—	21,493
Asset backed securities	—	7,914	—	7,914
U.S. treasuries	8,055	—	—	8,055
Total	$8,931	$29,407	$—	$38,338
The Company’s valuation techniques used to measure the fair value of money market funds and certain AFS marketable securities were derived from quoted prices in active markets for identical assets. The valuation techniques used to measure the fair value of the Company’s other debt securities, all of which have counterparties with high credit ratings, were valued based on quoted market prices or model driven valuations using significant inputs derived from or corroborated by observable market data. There were no transfers of financial instruments between Level 1, Level 2 and Level 3 during the periods presented.
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
7.    Prepaid expenses and other current assets
Prepaid expenses and other current assets consisted of the following:

	December 31, 2021	December 31, 2020
Prepaid advertising	$16,236	$9,645
Prepaid income tax	22,032	16,924
Prepaid operational expenses	12,301	5,152
Receivables for leasehold improvements	5,186	1,211
Prepaid referrals, current	4,813	3,452
Other current assets	6,531	1,000
Total prepaid expenses and other current assets	$67,099	$37,384
8.    Property and equipment, net
Property and equipment, net consisted of the following:

	Estimated Useful Life (Years)	December 31, 2021	December 31, 2020
Computer hardware	3	28,445	27,088
Furniture and fixtures	7	5,536	4,675
Leasehold improvements	Shorter of estimated useful life or remaining term of lease	74,977	66,380
Capitalized software development costs	3	13,992	11,228
Total property and equipment		122,950	109,371
Less: accumulated depreciation and amortization		(70,111)	(60,122)
Total property and equipment, net		$52,839	$49,249

SQUARESPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except shares and per share amounts)
Depreciation and amortization expense related to property and equipment, net was included in the following line items in the consolidated statements of operations:

	Year Ended December 31,
	2021	2020	2019
Cost of revenue	$6,147	$7,298	$7,681
Research and product development	4,079	4,034	3,847
Marketing and sales	1,326	1,384	1,241
General and administrative	1,439	1,600	1,866
Total depreciation and amortization expense	$12,991	$14,316	$14,635
Capitalized Software Development Costs
Amortization of capitalized software development costs included in depreciation and amortization expense was included in the following line items in the consolidated statements of operations:

	Year Ended December 31,
	2021	2020	2019
Cost of revenue	$3,114	$2,469	$1,161
General and administrative expenses	240	288	342
Total amortization of capitalized software development costs	$3,354	$2,757	$1,503
Capitalized software development costs, net, included in property and equipment, net, are $5,876 and $6,465 as of December 31, 2021 and 2020, respectively.
9.    Goodwill and Intangible Assets, net
Goodwill
As of December 31, 2021 and 2020, the Company had goodwill of $435,601 and $83,171, respectively. The increase in goodwill during the year ended December 31, 2021 was directly related to the acquisition of Tock. See “Note 4. Acquisitions” for further information. There have been no impairment charges recognized relating to the goodwill recorded to date.
Intangible assets, net
The following tables summarize the carrying value of the Company’s finite-lived intangible assets:

	Useful Lives (in years)	December 31, 2021
		Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Technology	3 to 5	$17,533	$(8,479)	$9,054
Customer relationships	2 to 5	61,830	(16,304)	45,526
Tradenames	3 to 5	11,496	(5,938)	5,558
Total intangible assets, net		$90,859	$(30,721)	$60,138

	Useful Lives (in years)	December 31, 2020
		Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Technology	5	$14,533	$(4,818)	$9,715
Customer relationships	2 to 8	8,830	(3,348)	5,482
Tradenames	3	6,496	(2,825)	3,671
Total intangible assets, net		$29,859	$(10,991)	$18,868

SQUARESPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except shares and per share amounts)
Technology, customer relationships and tradenames have weighted-average remaining useful lives of 2.3 years, 4.2 years and 3.4 years, respectively. The weighted-average remaining useful life for finite-lived intangible assets was 3.9 years as of December 31, 2021.
Amortization of finite-lived intangible assets was included in the following line items in the consolidated statements of operations:

	Years Ended December 31,
	2021	2020	2019
Cost of revenue	$3,660	$2,915	$1,905
Marketing and sales	12,956	2,232	—
General and administrative	3,113	2,240	1,769
Total amortization of finite-lived intangible assets	$19,729	$7,387	$3,674
The increase in marketing and sales expense during the year ended December 31, 2021 includes accelerated amortization of $3,230 associated with the Company’s acquired Videolicious, Inc. (“Videolicious”) customer relationships asset due to the change in useful life from 8.0 years to 2.2 years. The change in useful life reflects the Company’s decision to optimize presence and commerce revenues by utilizing Videolicious technology to expand products available to platform subscribers rather than through the sale of the Videolicious product to enterprise customers.

In addition, the Company recognized additional amortization of $1,331 primarily relating to the decrease of the Tock acquired customer relationship intangible asset’s useful life from ten years to five years. The changes to the Tock intangible assets was based on the changes to management's estimates and assumptions used during the initial purchase accounting assessment. If these measurement period adjustments had been recognized as of the Tock Acquisition Date, the Company would have recorded an additional $440 and $445 of amortization related to the Tock acquired intangible assets during the periods ended June 30, 2021 and September 30, 2021, respectively.
As of December 31, 2021, the expected future amortization expense for finite-lived intangible assets was as follows:

Year Ending December 31,	Amount
2022	$17,330
2023	15,507
2024	12,873
2025	11,600
2026	2,828
Thereafter	—
Total	$60,138
10.    Accrued Liabilities
Accrued liabilities consisted of the following:

	December 31, 2021	December 31, 2020
Accrued marketing expenses	$23,042	$26,459
Accrued indirect taxes	19,565	13,463
Accrued leasehold improvement expenditures	1,228	—
Accrued product expenses	4,259	37
Other accrued expenses	12,767	6,820
Total accrued liabilities	$60,861	$46,779

SQUARESPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except shares and per share amounts)
11.    Debt
Debt outstanding as of December 31, 2021 and 2020 was as follows:

	December 31, 2021	December 31, 2020
Term Loan	$529,852	$543,437
Less: unamortized original issue discount	(2,635)	(3,356)
Less: unamortized deferred financing costs	(584)	(743)
Less: debt, current	(13,586)	(13,586)
Total debt, non-current	$513,047	$525,752
Credit Facility
On December 12, 2019 (the “Closing Date”), the Company entered into a credit agreement (the “2019 Credit Agreement”) with certain lending institutions (the “2019 Credit Facility”) which included Initial Term A Loans for $350,000 (“2019 Term Loan”), and Revolving Credit Loans of up to $25,000 (“2019 Revolving Credit Facility”), which included a Letters of Credit sub-facility available up to a total of $15,000 (“2019 Letter of Credit”). The 2019 Credit Facility had a maturity of five years.
On December 11, 2020 (the “Modification Date”), the Company amended the 2019 Credit Agreement (“2020 Credit Agreement”) to increase the total size of the 2019 Term Loan to $550,000 (collectively, the “2020 Term Loan”) with the same lending institutions as the 2019 Credit Facility (collectively, the “Credit Facility”) and extend the maturity date for the 2020 Term Loan and the 2019 Revolving Credit Facility (as extended, the "Revolving Credit Facility") to December 11, 2025 (collectively, the “Modification”). The proceeds from the additional term loan of $200,000 were used to provide for the payment of a one-time dividend, see Note — 15 Stockholder’s Deficit for further information. The Modification was accounted for in accordance with ASC 470-50, Debt — “Modifications and Extinguishments”. As a result, the Company continued to capitalize the $722 of unamortized original debt discount and $752 of the unamortized deferred financing costs related to the issuance of the 2019 Credit Facility.
As of December 31, 2021 and 2020, the amount of unamortized original debt discount and deferred financing costs were $2,635 and $3,356 and $584 and $743, respectively, and are being amortized over the term of the Credit Facility using the effective interest method.
Borrowings under the Credit Facility are subject to an interest rate equal to LIBOR or the bank’s alternative base rate. The bank’s alternative base rate (the “ABR”) is the greater of the prime rate, the federal funds effective rate plus 0.5% or the LIBOR quoted rate plus 1.50% and 1.00% as of December 31, 2021 and 2020, respectively. The effective interest rate as of December 31, 2021 and 2020 was 1.63% and 2.19%, respectively.
The 2020 Term Loan requires scheduled quarterly principal payments beginning March 31, 2021 in aggregate annual amounts equal to 2.50% for 2021 and 2022, 7.50% for 2023 and 2024 and 10.0% for 2025, in each case, on the amended 2020 Term Loan principal amount, with the balance due at maturity. In addition, the Credit Facility includes certain customary prepayment requirements based on events such as asset sales, debt issuances or incurrences and sale leasebacks.
As of December 31, 2021, $9,643 was outstanding under the Revolving Credit Facility in the form of outstanding letters of credit and $15,357 remained available for borrowing by the Company. The letters of credit issued as of December 31, 2021 were related to certain of the Company's operating lease agreements for certain offices that require security deposits in the form of cash or an irrevocable letter of credit. The letters of credit issued are subject to a fee equal to the interest rate on the Credit Facility. In addition, the Revolving Credit Facility is subject to an unused commitment fee of 0.20% to 0.25%, depending on the consolidated total debt to consolidated EBITDA ratio as defined by the 2020 Credit Agreement, quarterly to the lenders in respect of the unutilized commitments.
The 2020 Credit Agreement contains certain customary affirmative covenants and events of default. The negative covenants in the Credit Facility include, among other items, limitations on the ability, subject to negotiated exceptions, to incur additional indebtedness or issue additional preferred stock of the Company, to create or issue certain liens on certain assets, to enter into agreements related to mergers and acquisitions, including the sale of certain assets or disposition of assets, or declare, make or pay dividends and distributions. The 2020 Credit Agreement contains certain negative covenants

SQUARESPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except shares and per share amounts)
for an indebtedness to consolidated EBITDA ratio, as defined by the 2020 Credit Agreement, and commencing with December 31, 2020 and all fiscal quarters thereafter through maturity. As a result of the Modification, commencing with the fiscal quarter ending December 31, 2020, the Company is required to maintain an indebtedness to consolidated EBITDA ratio of not more than 4.50, tested as of the last day of each fiscal quarter, with a step-down to 4.25 for the fiscal quarters ending March 31, 2022 and June 30, 2022, a further step-down to 4.00 for the fiscal quarters ending September 30, 2022 and December 31, 2022 and a final step-down to 3.75 for the fiscal quarter ending March 31, 2023 and each fiscal quarter thereafter (the “Financial Covenant”), subject to customary equity cure rights. The Financial Covenant is subject to a 0.50 step-up in the event of a material permitted acquisition, which the Company can elect to implement up to two times during the life of the facility. The Company did not elect to implement this step-up as a result of the acquisition of Tock. If the Company is not in compliance with the covenants under the 2020 Credit Agreement or the Company otherwise experiences an event of default, the lenders would be entitled to take various actions, including acceleration of amounts due under the 2020 Credit Agreement. As of December 31, 2021 and 2020, the Company was in compliance with all applicable covenants, including the Financial Covenant.
Consolidated EBITDA is defined in the Credit Agreement as net (loss)/income adjusted to exclude interest expense, other income/(loss), net, (provision for)/benefit from income taxes, depreciation and amortization, and stock-based compensation expense. In addition, consolidated EBITDA also allows for other adjustments such as the exclusion of transaction costs, changes in deferred revenue, and other costs that may be considered non-recurring.
The fair value of the 2020 Term Loan was approximately $529,852 and $543,437 as of December 31, 2021 and 2020, respectively. The fair market value estimate is based on Level 2 of the fair market value hierarchy.
Interest Expense
Total interest expense related to debt was $11,081, $9,851 and $613 for the years ended December 31, 2021, 2020 and 2019, respectively.
Scheduled Principal Payments
The scheduled principal payments required under the terms of the 2020 Credit Facility are as follows:

Year Ending December 31,	Amount
2022	$13,586
2023	40,758
2024	40,758
2025	434,750
Total	$529,852
12.    Income Taxes
As of December 31, 2021, the Company is subject to income taxation and files income tax returns in the U.S. federal jurisdiction, various U.S. state and foreign jurisdictions.
Income Tax (Provision)/Benefit
The domestic and foreign components of the Company’s income before (provision for)/benefit from income taxes are as follows:

	Year Ended December 31,
	2021	2020	2019
U.S.	$(261,461)	$16,672	$55,896
Foreign	16,137	5,827	8,179
(Loss)/income before (provision for)/benefit from income taxes	$(245,324)	$22,499	$64,075

SQUARESPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except shares and per share amounts)
The Company’s (provision for)/benefit from income taxes for the years ended December 31, 2021, 2020 and 2019 is comprised of the following:

	Year Ended December 31,
	2021	2020	2019
Current:
Federal	$475	$5,421	$(7,663)
State	186	(660)	(975)
Foreign	(1,290)	(1,524)	(1,303)
Total current	(629)	3,237	(9,941)
Deferred:
Federal	2,545	4,340	3,243
State	(4,931)	(151)	646
Foreign	(810)	663	129
Total deferred	(3,196)	4,852	4,018
(Provision for)/benefit from income taxes	$(3,825)	$8,089	$(5,923)
A reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate for the years ended December 31, 2021, 2020 and 2019 is as follows:

	Year Ended December 31,
	2021	2020	2019
Expected benefit from/(provision for) income tax at federal statutory tax rate (21%)	$51,518	$(4,725)	$(13,454)
Effect of:
State and local income taxes, net of federal benefit	3,066	(230)	(651)
Nondeductible transaction expenses	(48,280)	(283)	(791)
Stock-based compensation	14,476	5,192	7,722
Effect of foreign operations	164	231	477
Foreign-derived intangible income deduction	—	236	610
Research and development credits	10,562	15,946	—
Nondeductible executive compensation	(6,914)	(2,498)	—
Valuation allowance	(26,866)	—	—
Unrecognized tax benefits	(2,787)	(5,302)	—
Other adjustments	1,236	(478)	164
(Provision for)/benefit from income taxes	$(3,825)	$8,089	$(5,923)
The Company’s estimated annual effective income tax rate for the year ended December 31, 2021, differed from the statutory rate of 21%, primarily due to nondeductible transaction expenses, increase in valuation allowance, nondeductible executive compensation, and unrecognized tax benefits, partially offset by windfall on stock-based compensation, research and development tax credits, and state and local income taxes.
Deferred Income Taxes
Deferred tax assets and liabilities reflect the effects of net operating losses, income tax credits and the future income tax effects of temporary differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases measured using enacted tax rates that apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

SQUARESPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except shares and per share amounts)
Significant components of the Company’s deferred income tax assets and liabilities were as follows:

	December 31, 2021	December 31, 2020
Deferred tax assets:
Accrued expenses	$880	$1,020
Leases	8,358	6,029
Research and development tax credits	7,767	3,523
Net operating loss carryforwards	19,373	4,243
Stock-based compensation	10,951	—
Interest expense carryforwards	1,790	—
Other	115	1,345
Gross deferred tax assets	49,234	16,160
Valuation allowance	(26,875)	—
Net deferred tax assets	22,359	16,160

Deferred tax liabilities:
Deferred expenses	(2,720)	(2,181)
Fixed assets	(5,534)	(3,481)
Intangible assets	(13,657)	(2,122)
Other	(448)	(603)
Total deferred tax liabilities	(22,359)	(8,387)
Net deferred tax asset	$—	$7,773
As of December 31, 2021, the Company had federal net operating loss carryovers of approximately $54,870 and state net operating loss carryovers of approximately $93,388 (post-apportioned). The federal net operating loss carryforwards, if not utilized, will begin to expire on various dates beginning in 2036. The state net operating loss carryforwards, if not utilized, will begin to expire on various dates beginning in 2033.
In addition, the Company has research tax credit carryforwards of approximately $15,978 for federal purposes, which will begin to expire after 2039. The Company also has research tax credit carryforwards of approximately $106 for state purposes, which will begin to expire after 2023.
The Company’s ability to utilize the aforementioned gross operating loss carryovers and tax credit carryovers in the future may be subject to restrictions in the event of future ownership changes as defined in Section 382 of the U.S. Internal Revenue Code. Such annual limitations could result in the expiration of the gross operating loss carryovers and tax credit carryovers before utilization. The Company has completed a Section 382 study for Tock. The study concluded that the Company has experienced an ownership change since inception and that utilization of net operating loss carryforwards will be subject to an annual limitation. However, it is not expected that the annual limitation will result in the expiration of tax attribute carryforwards prior to utilization.
During 2021, the Company recorded a full valuation allowance of $26,875 against all federal, state and foreign deferred tax assets that the Company believes will not be realizable on a more-likely-than-not basis. The need for a valuation allowance requires an assessment of both positive and negative evidence when determining whether it is more-likely-than-not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction-by-jurisdiction basis. In making such assessment, significant weight is given to evidence that can be objectively verified. A significant piece of objective negative evidence evaluated was the cumulative loss incurred by the Company over the three-year period ending December 31, 2021. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth. After considering both positive and negative evidence to assess the recoverability of the Company's net deferred tax assets, the Company determined that it was not more-likely-than-not that it would realize any of its deferred tax assets given the substantial amount of tax attributes that will remain unutilized to offset reversing deferred tax liabilities as of December 31, 2021. The Company intends to continue maintaining a full valuation allowance on its federal, state and foreign deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances.

SQUARESPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except shares and per share amounts)
As of December 31, 2021, the Company considers the earnings of foreign subsidiaries to be permanently reinvested outside the United States and, as a result, no deferred tax liability has been recognized with regard to these earnings. The Company recognizes the earnings of these foreign subsidiaries to be indefinitely reinvested outside the U.S. on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and its specific plans for reinvestment of those subsidiaries’ earnings. Under current tax laws, should the Company’s plans change and it were to choose to repatriate some or all of the funds it has designated as permanently reinvested outside the U.S., such amounts would be treated as previously taxed income from the one-time transition tax, GILTI or foreign dividends-received deduction.
Unrecognized Tax Benefits and Other Considerations
A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2021 and 2020 is as follows:

Year Ended December 31, 2021
Balance at beginning of year	$5,302
Additions based on tax positions taken during a prior period	859
Additions based on tax positions taken during the current period	2,156
Balance at end of year	$8,317

Year Ended December 31, 2020
Balance at beginning of year	$—
Additions based on tax positions taken during a prior period	4,085
Additions based on tax positions taken during the current period	1,217
Balance at end of year	$5,302
There were no unrecognized tax benefits for the year ended December 31, 2019 and changes during the year ended December 31, 2019 were immaterial.
All of the unrecognized tax benefit was recorded as a reduction in the gross deferred tax assets, offset by a corresponding reduction in the valuation allowance. As of December 31, 2021, unrecognized tax benefits approximated $8,317 which would not affect the effective tax rate if recognized due to the valuation allowance. As of December 31, 2020, unrecognized tax benefits approximated $5,302, of which $5,302 would affect the effective tax rate if recognized. The Company does not believe that its unrecognized tax benefits as of December 31, 2021, will significantly increase or decrease within the next twelve months. The Company's policy is to include interest and penalties related to unrecognized tax benefits within the Company's (provision for)/benefit from income taxes. The Company has not accrued interest and penalties related to uncertain tax positions due to offsetting tax attributes as of December 31, 2021.
The Company’s federal corporate income tax returns for the years ended December 31, 2012 through December 31, 2020 remain subject to examination. The Company’s corporate income tax returns for the years ended December 31, 2016 through December 31, 2020 remain subject to examination by taxing authorities in various U.S. states and Ireland. In addition, in the U.S., any net operating losses or credits that were generated in prior years but utilized in open years may also be subject to examination.

SQUARESPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except shares and per share amounts)
Valuation Allowance
A reconciliation of the beginning and ending valuation allowance for the year ended December 31, 2021 is as follows:

Year Ended December 31, 2021
Balance at beginning of year	$—
Charged/(credited) to expenses	26,866
Charged/(credited) to other accounts	9
Balance at end of year	$26,875
No valuation allowance was recorded as of December 31, 2020.
13.    Commitments and Contingencies
Leases
The Company has entered into various long term operating leases for its office space, which may include the option to renew at the lease expiration date. As of December 31, 2021, a summary of each lease is as follows:

Location	Primary Purpose	Lease Expires
Varick Street, New York, New York	Headquarters, Office	October 2030
Portland, Oregon	Office	January 2031
Los Angeles, California	Office	January 2023
Morgan Street, Chicago, Illinois	Office	May 2023
Sangamon Street, Chicago, Illinois	Office	December 2033
Dublin, Ireland	Office	March 2030
Total rent expense for the years ended December 31, 2021, 2020 and 2019 was $14,128, (net of sub-lease income of $53), $11,905, (net of sub-lease income of $800) and $10,713 (net of sub-lease income of $1,084), respectively.
On March 31, 2021, the Company assumed a long-term operating lease originally entered into by Tock for its office space in Chicago, Illinois which expires on May 31, 2023. See “Note 4. Acquisitions” for further information on the acquisition of Tock.
On July 8, 2021, the Company entered a new operating lease agreement which will expand its office space in Chicago, Illinois. Pursuant to the new lease agreement, the Company was issued an additional letter of credit for $2,500 related to the required security deposit for the location. See “Note 11. Debt” for further information on the Company's credit facility.

SQUARESPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except shares and per share amounts)
The Company’s leases in New York, New York, Portland, Oregon, and Chicago, Illinois contain tenant improvement allowances of $13,077, $522 and $8,575, respectively, which are recorded as a reduction in rent expense on a straight-line basis over the term of the lease. As of December 31, 2021, the Company capitalized leasehold improvements of $39,489 (net of accumulated amortization of $35,488) which are included in property and equipment, net in the consolidated balance sheets. Leasehold improvements are amortized over the lease term, unless the useful life of a specific asset was determined to be shorter than the lease term.
The Company’s leases may contain rent abatement periods and periodic rent escalations. The Company records lease expense on a straight-line basis, the difference between rent expense recorded on a straight-line basis and cash payments is recorded to deferred rent and lease incentives, current portion and deferred rent and lease incentives, non-current portion in the consolidated balance sheets.
As of December 31, 2021, future minimum lease commitments under long-term operating leases were as follows:

Operating Lease Payments
Year Ending:
2022	$15,463
2023	15,745
2024	16,493
2025	16,880
2026	17,605
Thereafter	78,769
Total	$160,955
The Company subleased a portion of its Dublin, Ireland office space during the years ended December 31, 2021, 2020 and 2019. Additionally, the Company subleased all of its Broadway office during the years ended December 31, 2020 and 2019. The Broadway office lease and associated sublease ended as of June 30, 2020.

As of December 31, 2021, future minimum rentals to be received under the noncancellable sublease were as follows:

Sublease Income
Year Ending:
2022	$381
2023	381
2024	331
Total	$1,093
Indirect Taxes
The Company is subject to indirect taxation in some, but not all, of the various U.S. states and foreign jurisdictions in which it conducts business. Therefore, the Company has an obligation to charge, collect and remit Value Added Tax (“VAT”) or Goods and Services Tax (“GST”) in connection with certain of its foreign sales transactions and sales and use tax in connection with eligible sales to subscribers in certain U.S. states. On June 21, 2018, the U.S. Supreme Court overturned the physical presence nexus standard and held that states can require remote sellers to collect sales and use tax. In addition, U.S. states and foreign jurisdictions have and continue to enact laws which expand tax collection and remittance obligations of e-commerce platforms. As a result of these rulings, recently enacted laws, and the scope of the Company’s operations, taxing authorities continue to provide regulations that increase the complexity and risks to comply with such laws and could result in substantial liabilities, prospectively as well as retrospectively. Based on the information available, the Company continues to evaluate and assess the jurisdictions in which indirect tax nexus exists and believes that the indirect tax liabilities are adequate and reasonable. However, due to the complexity and uncertainty around the application of these rules by taxing authorities, results may vary materially from the Company’s expectations. The Company had an indirect tax liability of $19,565 and $13,463 as of December 31, 2021 and 2020, respectively, which is included in accrued liabilities in the consolidated balance sheets.

SQUARESPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except shares and per share amounts)
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
14.    Redeemable Convertible Preferred Stock
The Company previously issued Series A-1, Series A-2 and Series B redeemable convertible preferred stock prior to the Direct Listing. Immediately prior to the completion of the registration statement in connection with the Direct Listing being declared effective, all outstanding shares of the Company’s redeemable convertible preferred stock converted into an aggregate of 54,862,435 shares of Class A common stock and 49,583,897 shares of Class B common stock.
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
The authorized, issued and outstanding shares of the redeemable convertible preferred stock immediately prior to the conversion into common stock as of December 31, 2020 and 2019 were as follows:

	Authorized and Originally Issued Shares	December 31, 2020
		Outstanding Shares	Net Carrying Value
A-1 Preferred Stock	57,999,960	54,431,446	$6
A-2 Preferred Stock	47,483,380	39,134,868	63,283
B Preferred Stock	12,634,398	10,880,018	68,101
Total	118,117,738	104,446,332	$131,390

	Authorized and Originally Issued Shares	December 31, 2019
		Outstanding Shares	Net Carrying Value
A-1 Preferred Stock	57,999,960	54,431,446	$6
A-2 Preferred Stock	47,483,380	39,134,868	62,368
B Preferred Stock	12,634,398	10,880,018	64,172
Total	118,117,738	104,446,332	$126,546

SQUARESPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except shares and per share amounts)
The Company’s Series A-1 redeemable convertible preferred stock did not have any liquidation preference. The liquidation preferences for Series A-2 and Series B redeemable convertible preferred stock immediately prior to the conversion into common stock and as of December 31, 2020 and 2019 were as follows:

	Liquidation Preferences	Issuance Price/Liquidation Preference Per Share
Series A-2	$31,699	$0.81
Series B	34,490	3.17
Total	$66,189
The rights, preferences, restrictions and privileges of the holders of redeemable convertible preferred stock prior to the Direct Listing were as follows:
Liquidation Preferences
Upon liquidation, dissolution, or winding up of the Company or a deemed liquidation event, the assets legally available for distribution to the Company’s stockholders were to be distributed to the holders of Series A-1 redeemable convertible preferred stock and the holders of Class A common stock and Class B common stock after payment of liquidation proceeds to holders of Series A-2 redeemable convertible preferred stock and Series B redeemable convertible preferred stock as was set forth in the Amended and Restated Certificate of Incorporation. The holders of the Series A-2 and Series B redeemable convertible preferred stock were entitled to receive an amount per share equal to the sum of i) the Series A-2 redeemable convertible preferred stock original issue price ($0.81 per share) or the Series B redeemable convertible preferred stock original issue price ($3.17) (dependent on the redeemable convertible preferred shares series owned) and ii) any declared but unpaid dividends on such shares. If the proceeds distributed amongst the holders of the Series A-2 and Series B redeemable convertible preferred stock were insufficient to permit full payment of the previously mentioned liquidation preferences, then the entire proceeds legally available for distribution were to be distributed ratably amongst the holders of such shares in proportion to the full preferential amount that each such holder was otherwise entitled to receive.
Second, preferential payout was to be made to the holders of Class A and Class B common stock, Series A-1 and A-2 redeemable convertible preferred stock pro rata on an as-converted to Class A and Class B common stock basis until the holders of the Series A-2 redeemable convertible preferred stock had received $3.24 per share.
Finally, if proceeds were to remain after the Series A-2 redeemable convertible preferred stockholders had received $3.24 per share, the holders of Class A and Class B common stock and Series A-1 redeemable convertible preferred stock were to receive the remaining proceeds pro rata on an as-converted to Class A and Class B common stock basis.
Dividends
Redeemable convertible preferred stockholders were entitled to receive dividends when and if declared by the board of directors prior and in preference (or simultaneously on a pari passu basis) to the payment of any dividend or distribution on the shares of Class A and Class B common stock.
Dividends that were payable in Class A and Class B common stock were not subject to the preference above and Class A and Class B common stockholders might participate in any such stock dividends.
Redemption
Any time after March 12, 2021, the holders of at least 60% of the then outstanding shares of Series A-2 redeemable convertible preferred stock and Series B redeemable convertible preferred stock (which must have included the approval of General Atlantic (SQRS II) LP and General Atlantic (SQRS) LP (“GA”) so long as GA held at least 7,200,000 shares) could have submitted to the Company a request to redeem all of the then outstanding shares of Series A-2 redeemable convertible preferred stock and Series B redeemable convertible preferred stock at $1.62 per share, and $6.33 per share, respectively, in three annual installments (the date of each such installment the “Redemption Date”). If the funds of the Company were not sufficient to redeem the full number of shares, the funds legally available were to be used to redeem the maximum number of shares ratably among the holders of such shares to be redeemed. The shares not redeemed were to

SQUARESPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except shares and per share amounts)
remain outstanding and entitled to all the rights and preferences associated with such shares until additional funds were legally available for redemption.
The redemption value of the redeemable convertible preferred stock immediately prior to the conversion into common stock and as of December 31, 2020 and 2019 was as follows:

Redemption Value
Series A-2	$63,462
Series B	68,891
Total redemption value	$132,353
As noted in the “Liquidation Preferences” section above, the Series A-1 redeemable convertible preferred stock was redeemable upon a deemed liquidation event, the occurrence of which was not solely within the Company’s control. Since redemption was not probable (i.e., a deemed liquidation event was not probable), the Series A-1 redeemable convertible preferred stock was also classified as temporary (mezzanine) equity prior to the Direct Listing.
Conversion Privileges
Series A-1 redeemable convertible preferred stock was to become Disqualified if the initial owner transferred its shares and their related control of the shares. The holders of Disqualified Series A-1 redeemable convertible preferred stock, Series A-2 redeemable convertible preferred stock and Series B redeemable convertible preferred stock could have at any time, and in any event on or prior to the fifth day prior to the redemption date, if applicable, converted their stock to Class A common stock as determined by dividing the original issue price by the conversion price in effect at that time. The holders of Series A-1 redeemable convertible preferred stock (other than Disqualified Series A-1 redeemable convertible preferred stock) could have at any time converted their shares into Class B common stock as determined by dividing the original issue price by the conversion price in effect at that time. The conversion price was to be adjusted for any issuances of common stock without consideration or for consideration per share less than the conversion price applicable to Series A-2 or Series B redeemable convertible preferred stock, stock splits or dividends, combinations, other distributions or recapitalizations.
Automatic Conversion
Each share of Series A-1 redeemable convertible preferred stock (other than Disqualified Series A-1 redeemable convertible preferred stock) were to be automatically converted into a share of Class B common stock and all other series of redeemable convertible preferred stock were to be automatically converted into a share of Class A common stock at the applicable conversion rate for such series of redeemable convertible preferred stock immediately prior to the earlier of (i) the Company’s sale of its Class A and Class B common stock in a firm commitment, underwritten public offering pursuant to a registration statement on Form S-1 which exceeds $100,000 in aggregate proceeds, or (ii) (A) in regards to the Series A-1 redeemable convertible preferred stock (Qualified and Disqualified) or the Series B redeemable convertible preferred stock, the date specified by vote or written consent of the holders of a majority of the then outstanding shares of Series A-1 redeemable convertible preferred stock (Qualified and Disqualified) or Series B redeemable convertible preferred stock, respectively and (B) in regards to the Series A-2 redeemable convertible preferred stock, the date specified by vote or written consent of the holders of at least 60% of the then outstanding shares of Series A-2 redeemable convertible preferred stock.
Voting Rights
The holder of each share of Series A-1 redeemable convertible preferred stock, Series A-2 redeemable convertible preferred stock, and Series B redeemable convertible preferred stock were to have the right to one vote for each share of Class A and Class B common stock into which such redeemable convertible preferred stock could have then been converted (assuming for such purposes only that all such redeemable convertible preferred stock was convertible into Class B common stock at its then applicable conversion rate), and with respect to such vote, such holder were to have full voting rights and powers equal to the voting rights and powers of the holders of Class A and Class B common stock, except as otherwise provided in the Charter or by law.
On May 10, 2021, the Company amended and restated its certificate of incorporation which authorized the board of directors to be able to issue preferred stock in one or more series without stockholder approval, unless required by law or the NYSE. The Company authorized 100,000,000 shares of preferred stock, par value $0.0001 per share. The board of

SQUARESPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except shares and per share amounts)
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
15.    Stockholders’ Deficit
Class A Common Stock
On May 19, 2021, the Company completed the Direct Listing of its Class A common stock. In addition, the Company increased the number of authorized shares of Class A common stock, par value $0.0001 per share, to 1,000,000,000. Each holder of shares of Class A common stock is entitled to one vote for each share held.
Class B Common Stock
Each holder of shares of Class B common stock is entitled to ten votes for each share held.
Each outstanding share of the Company's Class B common stock is convertible into one share of Class A common stock at any time. During the year ended December 31, 2021, an aggregate of 17,382,845 shares of the Company's outstanding Class B common stock converted into an aggregate of 17,382,845 shares of Class A common stock. In addition, the Company increased the number of authorized shares of Class B common stock, par value $0.0001 per share, to 100,000,000.
Class C Common Stock
On March 15, 2021, the Company amended the certificate of incorporation and created Class C common stock with authorized shares of 7,673,154 and a par value of $0.0001. The Class C common stock had similar rights as the Company’s Class A common stock and Class B common stock, except the Class C common stock did not have any voting rights. Subsequent to the amendment, the Company issued 4,452,023 shares of its Class C common stock for proceeds of $304,609, less $200 of issuance costs.
On March 31, 2021, the Company issued 2,750,330 shares of its Class C common stock as a part of the purchase of Tock for a total consideration of $188,179. See “Note 4. Acquisitions” for further information on the purchase price structure.
Immediately prior to the registration statement in connection with the Direct Listing being declared effective, all outstanding shares of the Company’s Class C common stock converted into an aggregate of 7,202,353 shares of Class A common stock.
On May 10, 2021, the Company created a new Class C common stock pursuant to the Company's amended and restated certificate of incorporation. The Company authorized 1,000,000,000 shares of the new Class C common stock, par value $0.0001 per share. The board of directors has the authority, without stockholder approval except as required by the NYSE, to issue shares of the Company’s Class C common stock. The new Class C common stock is not convertible into shares of Class A common stock or shares of Class B common stock and has no voting rights. As of December 31, 2021, the Company had not issued any shares of the new Class C common stock.
Dividend
The Company may not declare or pay dividends on Class A common stock, Class B common stock or Class C common stock unless the same dividend or distribution with the same record date and payment dated is declared or paid on all shares of Class A, Class B and Class C common stock.
On December 7, 2020, the Company declared a one-time dividend of $2.666 per share, for a total of $328,112, for all stockholders of record as of December 14, 2020. Dividends of 327,745 were paid on December 29, 2020 to redeemable convertible preferred stockholders and Class A and Class B common stockholders. During 2021, the Company paid the remaining $367 to redeemable convertible preferred stockholders and Class A and Class B common stockholders for the dividends declared on December 7, 2020.
During the years ended December 31, 2021 and 2019, the Company did not declare any dividends.

SQUARESPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except shares and per share amounts)
Investor Repurchase
The Company agreed to repurchase outstanding Class A common stock, Class B common stock, Series A-1, Series A-2 and Series B redeemable convertible preferred stock from existing stockholders on December 13, 2019 (the “Repurchase Closing date”). The Company repurchased 11,478 shares of Class A common stock, 591,177 shares of Class B common stock, 3,568,514 shares of Series A-1 redeemable convertible preferred stock, 8,348,512 shares of Series A-2 redeemable convertible preferred stock and 1,754,380 shares of Series B redeemable convertible preferred stock for $24.52 per share for an aggregate purchase price of $350,000.
The board of directors of the Company approved the immediate retirement of all of Class A common stock, Class B common stock, Series A-1, Series A-2 and Series B redeemable convertible preferred stock that were repurchased from existing stockholders of the Company on the Repurchase Closing date.
Tender Offer
On November 5, 2019, the Company commenced a one-time cash tender offer to repurchase up to a combined 2,200,000 shares of Class A common stock and Class B common stock, including those issuable upon exercise of options, (together, the “Eligible Shares”) for the current fair value of $24.52 per share for an aggregate purchase price of $53,944 from employees (the “Tender Offer”). Unvested shares of Class A and Class B common stock, including those issuable upon exercise of unvested options and those issuable upon settlement of unvested restricted stock units (“RSUs”), were not eligible to participate in the Tender Offer. On December 11, 2019 (the “Tender Offer Closing date”), the Company completed the Tender Offer for the elected Eligible Shares in the amounts of 34,104 shares of Class A common stock and 1,779,290 shares of Class B common stock for a total consideration of $44,463. The Company recorded the transactions as a reduction to equity as the transaction completed at fair value.
The board of directors of the Company approved the immediate retirement of all of Class A common stock and Class B common stock that were repurchased from existing stockholders of the Company upon the Tender Offer Closing date.
16.    Accumulated Other Comprehensive (Loss)/Income
Accumulated other comprehensive (loss)/income activity for the years ended December 31, 2021, 2020 and 2019 was as follows:

	Foreign Currency Translation Adjustments	Net Unrealized gains/(losses) on marketable securities	Total Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2018	$(101)	$(55)	$(156)
Other comprehensive (loss)/income before reclassifications	(86)	148	62
Amounts reclassified from AOCI	—	30	30
Provision for income taxes	—	(44)	(44)
Other comprehensive (loss)/income	(86)	134	48
Balance at December 31, 2019	$(187)	$79	$(108)
Other comprehensive income before reclassifications	2,528	41	2,569
Amounts reclassified from AOCI	—	5	5
Provision for income taxes	—	(11)	(11)
Other comprehensive income	2,528	35	2,563
Balance at December 31, 2020	$2,341	$114	$2,455
Other comprehensive loss before reclassifications	(2,511)	(189)	(2,700)
Amounts reclassified from AOCI	—	—	—
Benefit from income taxes	—	37	37
Other comprehensive loss	(2,511)	(152)	(2,663)
Balance at December 31, 2021	$(170)	$(38)	$(208)

SQUARESPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except shares and per share amounts)
17.    Stock-based Compensation
Stock Options
Squarespace, Inc. Amended and Restated 2008 Equity Incentive Plan
In January 2008, the Company established and approved the Squarespace, Inc. 2008 Equity Incentive Plan which was ratified in 2010 and was subsequently amended and restated in March 2016 (“the 2008 Plan”). Under the 2008 Plan, which covers certain employees and consultants, the Company granted shares of its Class B common stock in the form of stock options. The stock options granted have a contractual life of ten years and generally vest over four years. The exercise price of the stock options was equal to the fair value of the Class B common stock of the Company as of the date of grant, as determined by the Company’s board of directors. After November 17, 2017, there were no additional grants issued from the 2008 Plan. In addition to service based awards, the Company also granted certain options that contain both a service condition and performance condition, as discussed below.
A summary of the Company’s stock option activity for the 2008 Plan during the years ended December 31, 2021, 2020 and 2019 is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Life (years)	Aggregate Intrinsic Value
As of December 31, 2018	9,334,493	$2.08	5.46	$115,122
Options exercised	(2,481,266)	$1.61
Options forfeited and cancelled	(251,078)	$4.15
As of December 31, 2019	6,602,149	$2.18	4.69	$147,482
Options exercised	(897,777)	1.60
Options forfeited and cancelled	(475,959)	6.05
As of December 31, 2020	5,228,413	$1.93	3.60	$246,101
Options exercised	(3,326,356)	1.43
Options forfeited and cancelled	(4,570)	3.31
As of December 31, 2021	1,897,487	$2.80	3.89	$50,585
Options vested at December 31, 2021	1,897,487	$2.80	3.89	$50,585
Options expected to vest at December 31, 2021	—	$—	—	$—
Exercisable at December 31, 2021	1,897,487	$2.80	3.89	$50,585
As of December 31, 2021, there were no unrecognized compensation costs for stock options. As of December 31, 2020 and 2019, there were $128 and $1,919 of total unrecognized compensation costs, net of actual forfeitures, related to stock option grants that are expected to be recognized over a weighted-average period of 0.5 years and 1.3 years, respectively. The tax benefit of stock option exercises was $5,961, $1,291 and $8,719 for the years ended December 31, 2021, 2020 and 2019, respectively.
The Company recognizes the impact of forfeitures in the period that the option is forfeited. All of the Company’s option awards are amortized on a straight-line basis over the requisite service periods of the awards.
On August 22, 2017 and September 10, 2017, the Company granted a total of 513,239 stock options to certain executives that contained both a service condition and a performance condition (“IPO Options”). These stock options have an exercise price of $6.15 per share of Class B common stock and total fair value of $1,351 on their respective grant dates. These stock options were to vest and become exercisable as follows: (i) 33.3% of the total number of shares underlying these options were to vest upon an IPO or a change in control of the Company, as defined in the option agreements (the “Initial Vesting Date”) and (ii) thereafter, 33.3% of the total number of shares underlying these options were to vest on each of the one year anniversary of the Initial Vesting Date and the two year anniversary of the Initial Vesting Date, respectively, provided that each executive continued to provide services to the Company on the applicable vesting date. During the year ended December 31, 2020, upon the departure of executives holding the IPO Options, 438,239 of the outstanding IPO Options were forfeited in accordance with the original terms of the award and 75,000 IPO Options were modified to waive the performance condition allowing one executive to vest in the award. Accordingly, the Company

SQUARESPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except shares and per share amounts)
remeasured the fair value of the IPO Options that were allowed to vest on the modification date and recognized $1,180 of stock-based compensation expense included in general and administrative in the consolidated statements of operations for the year ended December 31, 2020.
Restricted Stock Units (RSUs)
Squarespace, Inc. 2017 Equity Incentive Plan
On November 17, 2017, the Company’s board of directors approved the Squarespace, Inc. 2017 Equity Incentive Plan (“the 2017 Plan”). Under the 2017 Plan, the Company may grant shares of its Class A common stock in the form of RSUs, stock options, stock appreciation rights, performance stock awards and other stock awards. RSUs generally vest over four years and are measured based on the fair market value of the underlying Class A common stock on the date of grant, as determined by the Company’s board of directors. After April 15, 2021, no additional grants were issued from the 2017 Plan.
Squarespace, Inc. 2021 Equity Incentive Plan
On March 25, 2021, the Company’s board of directors adopted the Squarespace, Inc. 2021 Equity Incentive Plan (“the 2021 Plan”) which was approved by the stockholders on May 3, 2021 and went into effect on May 9, 2021. Under the 2021 Plan, the Company may grant shares of its Class A common stock in the form of RSUs, stock options, stock appreciation rights, performance stock awards and other stock awards. RSUs generally vest over four years and subsequent to the Direct Listing, are measured based on the closing price of the Company’s Class A common stock as reported on the date of grant.
Tock Selling Shareholder RSUs
On March 31, 2021, the Company issued 438,468 shares of Class C common stock in the form of RSUs to certain selling shareholders of Tock, which will vest over three years contingent upon continued service. Immediately prior to the registration statement in connection with the Direct Listing being declared effective, the shares of Class C common stock automatically converted to Class A common stock. See Note 15 — Stockholders' Deficit for further information. These RSUs were issued outside of the 2017 Plan and 2021 Plan. The weighted-average grant price of these RSUs was $68.42 per share. Accordingly, the Company will recognize $30,000 as compensation expense over the requisite three years service period on a straight-line basis.
During the year ended December 31, 2021, the Company recorded compensation expense of $5,660 and $1,565 related to the RSUs issued to certain selling shareholders of Tock in general and administrative expenses and research and product development, respectively, in the consolidated statements of operations.

SQUARESPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except shares and per share amounts)
A summary of the Company’s RSU activity during years ended December 31, 2021, 2020 and 2019 is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value Per RSU
RSUs outstanding – December 31, 2018	2,012,399	$13.65
RSUs granted	4,465,569	17.55
RSUs vested	(385,735)	13.58
RSUs forfeited and cancelled	(368,450)	13.86
RSUs outstanding – December 31, 2019	5,723,783	$16.70
RSUs granted	1,585,618	33.43
RSUs vested	(1,366,242)	16.16
RSUs forfeited and cancelled	(501,684)	16.79
RSUs outstanding – December 31, 2020	5,441,475	$21.27
RSUs granted	2,224,913	56.41
RSUs vested	(1,661,752)	18.92
RSUs forfeited and cancelled	(543,017)	29.70
RSUs outstanding – December 31, 2021	5,461,619	$33.65
As of December 31, 2021, 2020 and 2019, the fair value of share units vested was $77,480, $42,616 and $7,099, respectively. As of December 31, 2021, 2020 and 2019, there was $150,324, $95,101 and $79,860 of total unrecognized compensation costs related to RSU grants that are expected to be recognized, respectively, over a weighted-average period of 2.8 years, 2.9 years and 1.9 years, respectively. The tax benefit of vested RSUs was $10,589, $4,970 and $410 for the years ended December 31, 2021, 2020 and 2019, respectively.
In connection with the vesting of the RSUs, the Company reacquired 737,715 shares for $34,503, 648,097 shares for $20,161 and 184,779 shares for $3,340 during the years ended December 31, 2021, 2020 and 2019, respectively, in order to satisfy employee tax withholding obligations. The employees received the net number of shares after consideration to those reacquired. The reacquired shares subsequently became available again for issuance under the Plan.
Executive Restricted Stock Grant
On August 22, 2017, the Company granted its Chief Executive Officer ("CEO") 4,460,858 shares of Class B common stock with a grant date fair value of $27,434 (the “CEO Stock Grant”). Under the terms of the initial agreement (“Stock Grant Agreement”), these shares were to be forfeited as of a date that is three years, six months following the date of grant unless one of the following occurred prior to that date: (1) a Liquidation Event (other than a liquidation, dissolution or winding up of the Company) as defined by the Stock Grant Agreement or (2) an IPO, as defined by the Stock Grant Agreement.
On August 24, 2020 the board of directors modified the forfeiture provision of the Stock Grant Agreement by extending the forfeiture date from February 22, 2021 to August 22, 2021. The modification of the forfeiture date was accounted for as the grant of the new award, accordingly, the Company updated the fair value of the CEO Stock Grant on the modification date. The Company estimated the fair value of the Class B common stock to be $51.40 per share on the modification date.
On May 19, 2021, upon completion of the Direct Listing, 4,460,858 shares of Class B common stock vested in accordance with the Stock Grant Agreement. As a result, the Company recorded stock-based compensation expense of $229,288 in general and administrative expenses in the consolidated statements of operations during the year ended December 31, 2021.
Casalena Performance Award
On April 15, 2021 (“Grant Date”), the board of directors of the Company approved an RSU grant to Anthony Casalena, CEO, of 2,750,000 Class A common shares (“Casalena Performance Award”). The Casalena Performance Award vesting is contingent on both service- and market-based vesting conditions. The market-based vesting condition is based on the achievement of specified Class A common stock price targets during the period beginning upon the

SQUARESPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except shares and per share amounts)
effectiveness of the registration statement and ending on the fifth anniversary of the Grant Date (“Performance Period”). The Casalena Performance Award is divided into ten equal tranches. The market-based vesting condition is eligible to vest based on the achievement of ten different and progressively increasing stock price targets. The targets will be deemed to have been achieved when the average closing price of a share of the Company’s Class A common stock on the trading days over any consecutive thirty calendar day period during the Performance Period equals or exceeds the applicable Class A common stock price target. The service-based vesting condition is deemed met in four equal installments over four years starting on the first anniversary of the Grant Date. Although the service-based vesting condition period is four years, Mr. Casalena must be employed by the Company at the time the market condition is met in order to vest in any tranche of the award.
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
During the year ended December 31, 2021, the Company recorded compensation expense of $24,776 related to the Casalena Performance Award in general and administrative expenses in the consolidated statements of operations.
Stock-Based Compensation
The classification of stock-based compensation by line item in the consolidated statement of operations is as follows:

	Years Ended December 31,
	2021	2020	2019
Cost of revenue	$1,545	$780	$532
Research and product development	33,030	21,619	12,087
Marketing and sales	5,929	3,144	1,737
General and administrative	267,420	5,711	3,619
Total stock-based compensation	$307,924	$31,254	$17,975
The amount above excludes $380, $163 and $346 of stock compensation capitalized as property and equipment, net, for the years ended December 31, 2021, 2020 and 2019, respectively. The tax benefit associated with stock-based compensation was $19,135, offset by the Company’s valuation allowance, for the year ended December 31, 2021. The tax benefit associated with stock-based compensation recognized was $6,260 and $9,130 for the years ended December 31, 2020 and 2019, respectively.
Shares Available for Future Issuance
As of May 9, 2021, all shares available under the 2008 and 2017 Plans will continue to remain available but will no longer be available for future issuance. The shares available will continue to include all shares forfeited and expired and reacquired to satisfy employee tax withholding obligations that were issued under the 2008 and 2017 Plans.

SQUARESPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except shares and per share amounts)
The following table summarizes the shares available under the 2008 and 2017 Plans:

Shares Available Under the 2008 and 2017 Plans
Balance as of December 31, 2018	5,448,697
Granted	(4,465,569)
Forfeited and expired	619,528
Reacquired to satisfy employee tax withholding obligations	184,779
Balance as of December 31, 2019	1,787,435
Additional Class A common shares available for issuance	6,900,000
Granted	(1,585,618)
Forfeited and expired	977,643
Reacquired to satisfy employee tax withholding obligations	648,097
Balance as of December 31, 2020	8,727,557
Granted	(1,165,141)
Casalena Performance Award granted	(2,750,000)
Forfeited and expired	500,245
Reacquired to satisfy employee tax withholding obligations	737,715
Balance as of December 31, 2021	6,050,376
On May 9, 2021, upon effectiveness of the 2021 Plan, the Company included an additional 19,250,000 Class A common shares available for issuance. The following table summarizes the shares available for future issuance under the 2021 Plan:

Shares Available for Future Grant Under the 2021 Plan
Balance as of December 31, 2020	—
Class A common shares available for issuance	19,250,000
RSUs granted	(1,059,772)
RSUs forfeited and expired	47,342
Balance as of December 31, 2021	18,237,570
Annually on January 1 of each fiscal year, beginning on January 1, 2022, the authorized shares available for issuance shall be increased by a number of shares of common stock equal to 5% of the aggregate number of shares outstanding on December 31 of the year immediately prior.
18.    Retirement Plans
The Company has a 401(k) savings plan in which the employees of the Company may participate. Employees may elect to defer portions of their salary pursuant to a formula upon meeting certain age and service requirements. The Company makes matching contributions on behalf of participants equal to 100% on participant contributions up to 3% of their compensation and 50% for participant contributions up to an additional 2% of their compensation. Participants are immediately and fully vested in their voluntary contributions and all matching contributions.
The Company’s 401(k) matching payments, totaling $6,211, $4,329 and $3,368 for the years ended December 31, 2021, 2020 and 2019, respectively, are included on a specific identification basis per applicable employee in the consolidated statement of operations line item to which the employee’s compensation is recorded.
After completing three months of service, employees of Limited may participate in a tax efficient Defined Contribution Pension plan. Under this plan, Limited will make contributions up to 4% of the employee’s annual salary. During the years December 31, 2021, 2020 and 2019, Limited contributed $226, $140 and $117, respectively, to this plan.

SQUARESPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except shares and per share amounts)
19.    Related Party Transactions
During the year ended December 31, 2021, the Company's Chief Financial Officer was appointed to the board of directors of Avalara, Inc. Transactions between Avalara, Inc. and the Company were not material for the year ended December 31, 2021.
Certain members of Tock's senior management have ownership in several of the Company's restaurant customers. For the year ended December 31, 2021, which includes results from the Tock Acquisition Date through December 31, 2021, these restaurant customers contributed revenue of $545. As of December 31, 2021, the Company had a liability of $1,934 due to these restaurant customers, which primarily represents diner prepayments, and is included in funds due to customers in the consolidated balance sheets.
On September 1, 2014, the Company entered into an agreement with Getty Images to resell certain content to the Company’s customers. The Deputy Chairman of Getty Images is a member of the Company’s board of directors. Amounts recorded in connection with this agreement were not material for the years ended December 31, 2021, 2020 and 2019.
20.    Net Loss per Share Attributable to Class A, Class B and Class C Common Stockholders
The Company computes net loss per share of Class A common stock, Class B common stock and Class C common stock under the two-class method required for multiple classes of common stock and participating securities. The rights, including the liquidation and dividend rights, of the Class A common stock, Class B common stock and Class C common stock are substantially identical, other than voting rights. Accordingly, the Class A common stock, Class B common stock and Class C common stock share in the Company’s net (loss)/income. Each share of Class C common stock was automatically converted into shares of Class A common stock immediately prior to the registration statement in connection with the Direct Listing being declared effective.
The following table sets forth the computation of basic and diluted loss per share attributable to Class A, Class B and Class C common stockholders:

	Years Ended December 31,
	2021	2020	2019
Numerator:
Net (loss)/income	$(249,149)	$30,588	$58,152
Less: accretion of redeemable convertible preferred stock to redemption value	(969)	(4,844)	(5,340)
Less: deemed dividends upon redemption of redeemable convertible preferred stock	—	—	(311,610)
Less: declared dividends to preferred shareholders	—	(278,454)	—
Net loss attributable to Class A, Class B and Class C common stockholders, basic and dilutive	$(250,118)	$(252,710)	$(258,798)
Denominator:
Weighted-average shares used in computing net loss per share attributable to Class A, Class B and Class C common stockholders, basic and dilutive	96,234,381	17,917,236	17,354,458
Net loss per share attributable to Class A, Class B and Class C common stockholders, basic and dilutive	$(2.60)	$(14.10)	$(14.91)
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted income per share attributable to Class A, Class B and Class C common stockholders for the periods presented because including them would have been antidilutive:

	Year Ended December 31,
	2021	2020	2019
Redeemable convertible preferred stock	—	104,446,332	104,446,332
Outstanding stock options	1,897,487	5,228,413	6,602,149
Restricted stock units	5,461,619	5,441,475	5,723,783
Executive restricted stock	—	4,460,858	4,460,858
Total	7,359,106	119,577,078	121,233,122

SQUARESPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except shares and per share amounts)
21.    Quarterly Financial Data (Unaudited)
The following tables present unaudited quarterly financial data. This information has been derived from the Company’s unaudited financial statements and has been prepared on the same basis as the audited Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K.

	Three Months Ended (Unaudited)
($ in thousands, except per share amounts)	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
Revenue	$207,420	$200,962	$196,010	$179,646
Gross profit	173,566	168,094	163,509	152,238
Operating income/(loss)	319	6,985	(240,917)	(7,261)
Net (loss)/income	$(16,310)	$2,839	$(234,532)	$(1,146)
Net (loss)/income attributable to Class A, Class B and Class C common stockholders, basic and dilutive	$(16,310)	$2,839	$(234,532)	$(2,115)
Net (loss)/income per share attributable to Class A, Class B and Class C common stockholders, basic and dilutive	$(0.12)	$0.02	$(3.22)	$(0.11)

	Three Months Ended (Unaudited)
($ in thousands, except per share amounts)	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Revenue	$172,300	$162,335	$149,640	$136,874
Gross profit	146,129	137,785	125,795	113,103
Operating (loss)/income	(1,906)	27,789	26,686	(12,349)
Net income/(loss)	$4,257	$17,924	$18,539	$(10,132)
Net (loss)/income attributable to Class A, Class B and Class C common stockholders, basic (1)	$(275,439)	$2,963	$3,046	$(11,313)
Net (loss)/income attributable to Class A, Class B and Class C common stockholders, dilutive (1)	$(275,439)	$3,841	$3,810	$(11,313)
Net (loss)/income per share attributable to Class A, Class B and Class C common stockholders, basic	$(14.98)	$0.13	$0.14	$(0.65)
Net (loss)/income per share attributable to Class A, Class B and Class C common stockholders, dilutive	$(14.98)	$0.12	$0.13	$(0.65)
(1)     Preferred shares of the Company do not participate in periods of net loss. Therefore, in periods of net loss, or when undistributed earnings of the Company are negative, there is no additional allocation of undistributed earnings to preferred shareholders included within the calculation of net (loss)/income attributable to Class A, Class B and Class C common stockholders.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures”, as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported in the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021, the end of the period covered by the Annual Report on Form 10-K. Based on the evaluation of our disclosure controls and procedures our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective because of the material weaknesses in internal control over financial reporting discussed below.
Notwithstanding the material weaknesses in internal control over financial reporting described below, our management has concluded that our consolidated financial statements included in this Annual Report on Form 10-K are fairly stated in all material respects in accordance with U.S. GAAP.
Management's Report on Internal Control Over Financial Reporting
This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm as permitted in this transition period under the rules of the SEC for newly public companies.
Material Weaknesses
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.
As disclosed in our Amendment No. 1 on Quarterly Report on Form 10-Q/A, a material weakness over financial reporting was identified as of September 30, 2021 in connection with our calculations of the weighted-average shares used in computing net (loss)/income per share attributable to Class A, Class B and Class C stockholders, basic and diluted (“WASO”), as well as the related calculation of net (loss)/income per share attributable to Class A, Class B and Class C common stockholders, basic and dilutive. In addition, a material weakness over financial reporting was identified as of December 31, 2020 for Tock.
These control deficiencies could result in a misstatement of our accounts or disclosures that would result in a material misstatement of our financial results that would not be prevented or detected, and accordingly, we determined that these control deficiencies constitute material weaknesses.
Remediation Plans
We have completed the process of remediation of the Tock Material Weakness which included developing and maintaining appropriate financial reporting controls for Tock, in the context of the identified material weakness. While we performed certain remediation activities to strengthen our controls to address the identified material weakness, control weaknesses are not considered remediated until new internal controls have been operational for a period of time, are tested, and management concludes that these controls are operating effectively. We will continue to monitor the effectiveness of our remediation measures in connection with our future assessments of the effectiveness of internal control over financial reporting and disclosure controls and procedures.

We are in the process of remediation of the WASO Material Weakness. Specifically, we plan to expand and improve our review control for the calculation of weighted average shares outstanding used in the calculation of earnings per share. The improvements to the review control will include reperformance of the calculation and review of the completeness and accuracy of the information used in the calculation of weighted average shares outstanding by agreeing the inputs to the appropriate source data. We will continue to monitor the effectiveness of our remediation measures in connection with our future assessments of the effectiveness of internal control over financial reporting and disclosure controls and procedures. We expect to complete the remediation process by March 31, 2022.
Changes in Internal Control Over Financial Reporting
During the quarter ended December 31, 2021, we remediated the Tock Material Weakness which was a change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. See “Material Weaknesses” and "Remediation Plans” for further discussion of this finding.
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
Item 9B. Other Information
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
Our board of directors has adopted a code of business conduct and ethics that applies to all of our employees and directors, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The full text of our code of business conduct and ethics is available on our investor relations website at investors.squarespace.com. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our code of business conduct and ethics by posting such information on the website address and location specified above.
The remaining information required by this item will be included in our Proxy Statement for our Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2021, and is incorporated by reference.
Item 11. Executive Compensation
The information required by this item will be included in our Proxy Statement for our Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2021, and is incorporated by reference.
Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters
The information required by this item will be included in our Proxy Statement for our Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2021, and is incorporated by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be included in our Proxy Statement for our Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2021, and is incorporated by reference.
Item 14. Principal Accounting Fees and Services
The information required by this item will be included in our Proxy Statement for our Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2021, and is incorporated by reference.

Part IV
Item 15. Exhibits, Financial Statement Schedules
(a) The following documents are filed as a part of this Annual Report on Form 10-K:
(1) Consolidated Financial Statements:
Our Consolidated Financial Statements are listed in the “Index to Consolidated Financial Statements” under Part II, Item 8 of this Annual Report on Form 10-K.
(2) Financial Statement Schedules:
Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes herein.
(3) Exhibits
The documents listed in the following Exhibit Index of this Annual Report on Form 10-K are incorporated by reference or are filed with this Annual Report on Form 10-K, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

		Incorporated by Reference
Exhibit No.	Exhibit Title	Form	File Number	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated March 31, 2021, by and among the Registrant, Tremont 2021 Acquisition Corp, Tremont 2021 Acquisition II LLC and Tock, Inc.	S-1	333-255284	2.1	April 16, 2021
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-8	333-255977	4.2	May 10, 2021
3.2	Amended and Restated Bylaws of the Registrant.	S-8	333-255977	4.3	May 10, 2021
4.1*	Description of Securities.
10.1	Voting and Support Agreement between the Registrant and the stockholders of the Registrant listed therein, dated May 10, 2021.	S-1	333-255284	10.1	April 16, 2021
10.2	Registration Rights Agreement between the Registrant and the stockholders of the Registrant listed therein, dated May 10, 2021.	S-1	333-255284	10.2	April 16, 2021
10.3†	Form of Indemnification Agreement between the Registrant and each of its Directors and Executive Officers.	S-1	333-255284	10.3	April 16, 2021
10.4†	Squarespace, Inc. 2021 Equity Incentive Plan.	S-8	333-255977	99.1	May 10, 2021
10.5†	Form of Restricted Stock Unit Award Agreement pursuant to the Squarespace, Inc. 2021 Equity Incentive Plan.	S-1	333-255284	10.5	April 16, 2021
10.6†	Form of Stock Option Award Agreement pursuant to the Squarespace, Inc. 2021 Equity Incentive Plan.	S-1	333-255284	10.6	April 16, 2021
10.7†	Squarespace, Inc. 2021 Employee Stock Purchase Plan.	S-8	333-255977	99.2	May 10, 2021
10.8†	Squarespace, Inc. 2017 Equity Incentive Plan.	S-1	333-255284	10.8	April 16, 2021
10.9†	Form of Restricted Stock Unit Award Agreement pursuant to the Squarespace, Inc. 2017 Equity Incentive Plan.	S-1	333-255284	10.9	April 16, 2021

10.10†	Squarespace, Inc. Amended 2008 Equity Incentive Plan.	S-1/A	333-255284	10.10	April 26, 2021
10.11†	Form of Stock Option Agreement pursuant to the Squarespace, Inc. Amended 2008 Equity Incentive Plan.	S-1/A	333-255284	10.11	April 26, 2021
10.12†	Squarespace, Inc. Amended and Restated 2008 Equity Incentive Plan.	S-1/A	333-255284	10.12	April 26, 2021
10.13†	Form of Stock Option Agreement pursuant to the Squarespace, Inc. Amended and Restated 2008 Equity Incentive Plan.	S-1/A	333-255284	10.13	April 26, 2021
10.14†	Form of Executive Employment Agreement.	S-1	333-255284	10.12	April 16, 2021
10.15†	Form of Employee Invention Assignment and Confidentiality Agreement.	S-1	333-255284	10.13	April 16, 2021
10.16†	Employment Agreement between Squarespace, Inc. and Anthony Casalena, dated April 15, 2021.	S-1	333-255284	10.14	April 16, 2021
10.17†	Performance Restricted Stock Unit Agreement between Squarespace, Inc. and Anthony Casalena, dated April 15, 2021.	S-1	333-255284	10.15	April 16, 2021
10.18	Amended and Restated Credit Agreement, dated December 11, 2020.	S-1	333-255284	10.16	April 16, 2021
10.19	Lease Agreement, between Trinity Hudson Holdings, LLC and the Registrant, dated September 19, 2014.	S-1	333-255284	10.17	April 16, 2021
10.20	First Amendment to the Lease Agreement, between Trinity Hudson Holdings, LLC and the Registrant, dated August 18, 2017.	S-1	333-255284	10.18	April 16, 2021
10.21	Second Amendment to the Lease Agreement, between Trinity Hudson Holdings, LLC and the Registrant, dated October 6, 2017.	S-1	333-255284	10.19	April 16, 2021
10.22	Third Amendment to the Lease Agreement, between Trinity Hudson Holdings, LLC and the Registrant, dated May 22, 2019.	S-1	333-255284	10.20	April 16, 2021
10.23	Fourth Amendment to the Lease Agreement, between Trinity Hudson Holdings, LLC and the Registrant, dated December 16, 2019.	S-1	333-255284	10.21	April 16, 2021
21.1*	List of Subsidiaries.
23.1*	Consent of Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (included in the signature pages attached to this Annual Report on Form 10-K).
31.1*	Certification of the Registrant’s Principal Executive Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Registrant’s Principal Financial Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1 NS*	Inline XBRL Instance Document.
101.S CH*	Inline XBRL Taxonomy Extension Schema Document.
101.C AL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.D EF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.L AB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.P RE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
__________________
*Filed herewith
†Indicates a management contract or compensatory plan.
#The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Annual Report on Form 10-K are not deemed filed with the SEC and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date of this Annual Report on Form 10-K.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 7, 2022.

Squarespace, Inc.

By:	/s/ Anthony Casalena
Name:	Anthony Casalena
Title:	Chief Executive Officer

POWER OF ATTORNEY
We, the undersigned directors and officers of Squarespace, Inc., hereby severally constitute and appoint Anthony Casalena, Marcela Martin and Courtenay O’Connor, and each of them singly, our true and lawful attorneys, with full power to them, and to each of them singly, to sign for us and in our names in the capacities indicated below, all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as each of us might or could do in person, and hereby ratifying and confirming all that said attorneys, and each of them, or their substitute or substitutes, shall do or cause to be done by virtue of this Power of Attorney.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Anthony Casalena	Chief Executive Officer and Director (Principal Executive Officer)	March 7, 2022
Anthony Casalena

/s/ Marcela Martin	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 7, 2022
Marcela Martin

/s/ Andrew Braccia	Director	March 7, 2022
Andrew Braccia

/s/ Michael Fleisher	Director	March 7, 2022
Michael Fleisher

/s/ Liza Landsman	Director	March 7, 2022
Liza Landsman

/s/ Anton Levy	Director	March 7, 2022
Anton Levy

/s/ Jonathan Klein	Director	March 7, 2022
Jonathan Klein