Form 10-Q
period 2022-03-31
Squarespace, Inc.
filed 2022-05-12
CIK 1496963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
_________________________________
[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of March 31, 2022, the registrant had 91,562,991 shares of Class A Common Stock, 48,344,755 shares of Class B Common Stock, and no shares of Class C Common Stock, each with a par value of $0.0001 per share, outstanding.

			PAGE

PART I.		FINANCIAL INFORMATION	3
	Item 1.	Financial Statements (Unaudited)	3
		Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021	3
		Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2022 and 2021	4
		Condensed Consolidated Statements of Comprehensive Loss for the Three Months Ended March 31, 2022 and 2021	5
		Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Deficit for the Three Months Ended March 31, 2022 and 2021	6
		Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2022 and 2021	7
		Notes to Unaudited Condensed Consolidated Financial Statements	8
	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	26
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39
	Item 4.	Controls and Procedures	39

PART II.		OTHER INFORMATION	41
	Item 1.	Legal Proceedings	41
	Item 1A.	Risk Factors	41
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	64
	Item 3.	Defaults Upon Senior Securities	64
	Item 4.	Mine Safety Disclosures	64
	Item 5.	Other Information	64
	Item 6.	Exhibits	64

SIGNATURES			65

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

PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
SQUARESPACE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$230,492	$203,247
Restricted cash	40,384	30,433
Investment in marketable securities	27,891	31,456
Accounts receivable, net	8,353	7,969
Due from vendors	2,805	1,828
Prepaid expenses and other current assets	27,376	67,099
Total current assets	337,301	342,032
Property and equipment, net	53,190	52,839
Operating lease right-of-use assets	99,262	—
Goodwill	435,601	435,601
Intangible assets, net	55,494	60,138
Other assets	9,566	8,939
Total assets	$990,414	$899,549
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Deficit
Current liabilities:
Accounts payable	$19,641	$26,533
Accrued liabilities	107,351	60,861
Deferred revenue	254,140	233,999
Funds payable to customers	40,985	30,137
Debt, current portion	19,933	13,586
Deferred rent and lease incentives, current portion	—	2,095
Operating lease liabilities, current portion	10,103	—
Total current liabilities	452,153	367,211
Debt, non-current portion	503,525	513,047
Deferred rent and lease incentives, non-current portion	—	32,348
Operating lease liabilities, non-current portion	121,258	—
Other liabilities	3,167	422
Total liabilities	1,080,103	913,028
Commitments and contingencies (see Note 11)
Redeemable convertible preferred stock, par value of $0.0001; zero shares authorized as of March 31, 2022 and December 31, 2021, respectively; zero shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	—	—
Preferred stock, par value of $0.0001; 100,000,000 authorized as of March 31, 2022 and December 31, 2021, respectively; zero shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	—	—
Stockholders’ deficit:
Class A common stock, par value of $0.0001; 1,000,000,000 shares authorized as of March 31, 2022 and December 31, 2021, respectively; 91,562,991 and 90,826,625 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	9	9
Class B common stock, par value of $0.0001; 100,000,000 shares authorized as of March 31, 2022 and December 31, 2021, respectively; 48,344,755 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	5	5
Class C common stock (authorized March 15, 2021), par value of $0.0001; zero shares authorized as of March 31, 2022 and December 31, 2021, respectively; zero shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	—	—
Class C common stock (authorized May 10, 2021), par value of $0.0001; 1,000,000,000 shares authorized as of March 31, 2022 and December 31, 2021, respectively; zero shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	—	—
Additional paid in capital	929,199	911,570
Accumulated other comprehensive loss	(1,187)	(208)
Accumulated deficit	(1,017,715)	(924,855)
Total stockholders’ deficit	(89,689)	(13,479)
Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$990,414	$899,549
The accompanying notes are an integral part of these financial statements.

SQUARESPACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue	$207,762	$179,646
Cost of revenue	36,649	27,408
Gross profit	171,113	152,238
Operating expenses:
Research and product development	57,328	42,011
Marketing and sales	112,906	97,972
General and administrative	35,981	19,516
Total operating expenses	206,215	159,499
Operating loss	(35,102)	(7,261)
Interest expense	(2,449)	(3,260)
Other income, net	1,511	3,593
Loss before (provision for)/benefit from income taxes	(36,040)	(6,928)
(Provision for)/benefit from income taxes	(56,820)	5,782
Net loss	$(92,860)	$(1,146)
Less: accretion of redeemable convertible preferred stock to redemption value	—	(969)
Net loss attributable to Class A, Class B and Class C common stockholders, basic and dilutive	$(92,860)	$(2,115)

Net loss per share attributable to Class A, Class B, and Class C common stockholders, basic and dilutive	$(0.67)	$(0.11)
Weighted-average shares used in computing net loss per share attributable to Class A, Class B, and Class C stockholders, basic and dilutive	139,423,228	19,012,323
The accompanying notes are an integral part of these financial statements.

SQUARESPACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Net loss	$(92,860)	$(1,146)
Other comprehensive loss:
Foreign currency translation adjustment	(801)	(1,282)
Unrealized loss on marketable securities, net of income taxes	(178)	(45)
Total other comprehensive loss	(979)	(1,327)
Total comprehensive loss	$(93,839)	$(2,473)
The accompanying notes are an integral part of these financial statements.

SQUARESPACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT
(in thousands, except share and per share data)
(unaudited)
Three Months Ended March 31, 2022 and 2021

	Redeemable Convertible Preferred Stock		Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2021	—	$—	90,826,625	$9	48,344,755	$5	—	$—	$911,570	$(208)	$(924,855)	$(13,479)
Stock-based compensation	—	—	—	—	—	—	—	—	24,160	—	—	24,160
Stock option exercises	—	—	343,687	—	—	—	—	—	1,141	—	—	1,141
Vested RSUs converted to common shares	—	—	680,134	—	—	—	—	—	—	—	—	—
Repurchase of Class A common stock and retirement	—	—	(287,455)	—	—	—	—	—	(7,672)	—	—	(7,672)
Net loss	—	—	—	—	—	—	—	—	—	—	(92,860)	(92,860)
Total other comprehensive loss, net of taxes	—	—	—	—	—	—	—	—	—	(979)	—	(979)
Balance at March 31, 2022	—	$—	91,562,991	$9	48,344,755	$5	—	$—	$929,199	$(1,187)	$(1,017,715)	$(89,689)

	Redeemable Convertible Preferred Stock		Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2020	104,446,332	$131,390	8,903,770	$1	14,368,532	$1	—	$—	$9,043	$2,455	$(675,706)	$(664,206)
Stock-based compensation	—	—	—	—	—	—	—	—	9,873	—	—	9,873
Stock option exercises	—	—	—	—	900,476	—	—	—	707	—	—	707
Vested RSUs converted to common shares	—	—	525,920	—	—	—	—	—	—	—	—	—
Repurchase of Class A common stock and retirement	—	—	(270,089)	—	—	—	—	—	(13,416)	—	—	(13,416)
Issuance of Class C common stock, net of issuance costs	—	—	—	—	—	—	4,452,023	—	304,409	—	—	304,409
Issuance of Class C common stock for acquisition	—	—	—	—	—	—	2,750,330	1	188,178	—	—	188,179
Accretion of redeemable convertible preferred stock	—	969	—	—	—	—	—	—	(969)	—	—	(969)
Net loss	—	—	—	—	—	—	—	—	—	—	(1,146)	(1,146)
Total other comprehensive loss, net of taxes	—	—	—	—	—	—	—	—	—	(1,327)	—	(1,327)
Balance at March 31, 2021	104,446,332	$132,359	9,159,601	$1	15,269,008	$1	7,202,353	$1	$497,825	$1,128	$(676,852)	$(177,896)
The accompanying notes are an integral part of these financial statements.

SQUARESPACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
OPERATING ACTIVITIES:
Net loss	$(92,860)	$(1,146)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,058	8,506
Stock-based compensation	24,097	9,852
Non-cash lease expense	328	—
Other	261	282
Changes in operating assets and liabilities:
Accounts receivable and due from vendors	(1,361)	(706)
Prepaid expenses and other current assets	31,896	(8,190)
Accounts payable and accrued liabilities	42,220	20,971
Deferred revenue	21,538	20,441
Funds payable to customers	10,847	—
Other operating assets and liabilities	2,246	121
Net cash provided by operating activities	47,270	50,131
INVESTING ACTIVITIES:
Proceeds from the sale and maturities of marketable securities	7,340	7,105
Purchases of marketable securities	(4,027)	(1,197)
Purchase of property and equipment	(3,359)	(657)
Cash paid for acquisitions, net of acquired cash	—	(200,903)
Net cash used in investing activities	(46)	(195,652)
FINANCING ACTIVITIES:
Principal payments on debt	(3,396)	(3,396)
Taxes paid related to net share settlement of equity awards	(7,556)	(13,416)
Proceeds from exercise of stock options	1,141	707
Proceeds from issuance of Class C (authorized on March 15, 2021) common stock, net of issuance costs	—	304,409
Net cash (used in)/provided by financing activities	(9,811)	288,304
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(217)	(324)
Net increase in cash, cash equivalents, and restricted cash	37,196	142,459
Cash, cash equivalents, and restricted cash at the beginning of the period	233,680	57,891
Cash, cash equivalents, and restricted cash at the end of the period	$270,876	$200,350

Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$230,492	$183,339
Restricted cash	40,384	17,011
Cash, cash equivalents, and restricted cash at the end of the period	$270,876	$200,350

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
Cash paid during the year for interest	$2,149	$3,064
Cash paid/(refunded) during the year for income taxes	$1	$(22)

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCE ACTIVITIES
Purchases of property and equipment included in accounts payable and accrued liabilities	$1,332	$671
Capitalized stock-based compensation	$63	$21
Accrued taxes related to net share settlement of equity awards included in accrued liabilities	$116	$—
Issuance of Class C (authorized on March 15, 2021) common stock for acquisition	$—	$188,179
The accompanying notes are an integral part of these financial statements.

SQUARESPACE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)

1.Description of Business
Squarespace, Inc. and its subsidiaries (the “Company”) is a leading all-in-one platform for businesses and independent creators to build an online presence, grow their brands and manage their businesses across the internet. The Company offers websites, domains, e-commerce, tools for managing a social media presence, marketing tools, scheduling and hospitality services. The Company is headquartered in New York, NY, with additional offices in Portland, OR, Chicago, IL, and Dublin, Ireland.
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
Direct Listing
On May 19, 2021, the Company completed a direct listing of its Class A common stock (the “Direct Listing”) on the New York Stock Exchange (“NYSE”).
2.Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The Company’s condensed consolidated financial statements and related notes have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and include the Company’s wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission. The condensed balance sheet data as of December 31, 2021 was derived from the Company's audited financial statements but does not include all disclosures required by U.S. GAAP. Therefore, these unaudited, condensed, consolidated financial statements and accompanying notes should be read in conjunction with the Company's annual consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K filed with the SEC on March 7, 2022. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for the fair statement of the Company’s financial information.
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

SQUARESPACE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
Significant estimates include but are not limited to (i) the recognition and measurement of loss contingencies, and indirect tax liabilities; (ii) the inputs used in the valuation of acquired intangible assets; (iii) the grant date fair value of stock-based awards; and (iv) the recognition, measurement and valuation of current and deferred income taxes. The Company evaluates its assumptions and estimates on an ongoing basis and adjusts prospectively, if necessary.
COVID-19
In March 2020, the World Health Organization declared the outbreak of the novel coronavirus ("COVID-19") a pandemic. The COVID-19 pandemic has created, and may continue to create, significant uncertainty in macroeconomic conditions. The countries in which the Company operates have begun easing initial measures to control the spread of COVID-19. However, the Company is not able to estimate the impact that COVID-19 will continue to have on worldwide economic activity or the Company’s results of operations, financial condition, or liquidity. As of March 31, 2022, the Company has not experienced a materially adverse impact from COVID-19. The Company continues to assess the potential impacts of COVID-19 and the measures taken by governments, businesses and other organizations in response to COVID-19 as information becomes available.
Concentration of Risks Related to Credit, Interest Rates and Foreign Currencies
The Company is subject to credit risk, interest rate risk on any indebtedness the Company would potentially incur, market risk on investments and foreign currency risk in connection with the Company’s operations internationally.
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
As of March 31, 2022 and December 31, 2021, no single customer accounted for more than 10% of the Company’s accounts receivable. Additionally, no single customer accounted for more than 10% of the Company’s revenue during the three months ended March 31, 2022 and 2021.
The Company is also subject to foreign currency risks that arise from normal business operations. Foreign currency risks include the translation of local currency and intercompany balances established in local customer currencies sold through the Company's international subsidiaries.
Cash and Cash Equivalents
Cash and cash equivalents are stated at fair value. The Company considers all highly liquid investments purchased with an original maturity date of 90 days or less from the date of original purchase to be cash equivalents.
Restricted Cash and Payment Processing Transactions
As a result of the acquisition of Tock, the Company processes certain payments and holds funds on behalf of its restaurant customers consisting of diner prepayments for restaurant reservations as well as to-go orders. While the Company does not have any contractual obligations to hold such cash as restricted, the diner prepayments and associated sales tax are included in restricted cash in the condensed consolidated balance sheet as of March 31, 2022 and December 31, 2021.
In addition, the Company recognizes the liability due to restaurant customers in funds payable to customers and the associated sales tax payable in accrued liabilities in the condensed consolidated balance sheet as of March 31, 2022 and December 31, 2021. Funds are remitted to the restaurant customers based on the stipulated contract terms. In addition to restricted cash held on behalf of restaurant customers, the Company recognizes in-transit receivables from certain third-party vendors which assist in processing and settling payment transactions due to a clearing period before the related cash is received or settled. In-transit receivables are included in due from vendors in the condensed consolidated balance sheet as of March 31, 2022 and December 31, 2021.

SQUARESPACE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
The following table represents the assets and liabilities related to payment processing transactions:

	March 31, 2022	December 31, 2021
Restricted cash	$40,384	$30,433
Due from vendors	2,805	1,828
Total payment processing assets	43,189	32,261
Funds payable to customers	(40,985)	(30,137)
Sales tax payable	(2,204)	(2,124)
Total payment processing liabilities	(43,189)	(32,261)
Total payment processing transactions, net	$—	$—
See “Note 4. Acquisitions” for further information on the acquisition of Tock.
Fair Value of Financial Instruments
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement, describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value.
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

SQUARESPACE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
Intangible Assets
The Company’s intangible assets are finite-lived and are amortized on a straight-line basis over their estimated remaining life, which is aligned to the economic benefit of the asset.
Leases
ASC Topic 842, Leases
The Company adopted ASC Topic 842, Leases, as of January 1, 2022. The Company determines if an arrangement is or contains a lease at inception by assessing whether the arrangement conveys the right to control the use of an identified asset. The Company classifies, measures and recognizes a lease liability on the lease commencement date based on the present value of lease payments over the remaining lease term. As of March 31, 2022, the Company's leases are classified as operating leases. The Company uses an estimated incremental borrowing rate based on information available at the lease commencement date in determining the present value of future payments as the rate implicit in the lease is not generally known. The incremental borrowing rate is based on the rate of interest the Company would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Operating right-of-use assets related to operating lease liabilities equal the amount of the initial measurement of the lease liability adjusted for any initial direct costs, prepaid rent and lease incentives received. Lease terms that are used in determining operating lease liabilities at lease inception may include options to extend or terminate the leases and when it is reasonably certain that the Company will exercise such options. Operating lease expense is recorded on a straight-line basis over the lease term. The straight-line expense is allocated within the condensed consolidated statement of operations based on departmental employee headcount. Variable lease costs are recognized as incurred and allocated within the condensed consolidated statement of operations based on departmental employee headcount. The Company has applied practical expedients for lease agreements with lease and non-lease components, and in such cases, accounts for the components as a single lease component. The Company has also elected not to recognize operating right-of-use assets and operating lease liabilities for any lease with an original lease term of less than one year.
Operating lease right-of-use assets are included in non-current assets on the condensed consolidated balance sheets for the entire lease term. The Company includes the portion of the total lease payments, net of implicit interest, that are due in the next 12 months in current liabilities and the remaining portion in non-current liabilities on the condensed consolidated balance sheets. The difference between straight-line lease expense and the cash paid for leases is included as non-cash lease expense in the adjustments to reconcile net loss to net cash provided by operating activities on the condensed consolidated statements of cash flows.
ASC Topic 840, Leases
The Company categorized leases at their inception as either operating or capital leases. In the ordinary course of business, the Company enters into long term operating leases for office space. The Company’s headquarters is located in New York, NY. As of December 31, 2021, the Company also had office leases in Portland, OR, Los Angeles, CA, Chicago, IL, and Dublin, Ireland, all of which included varying commencement and expiration dates.The Company recognized rent expense on a straight-line basis over the lease period and accrued for rent expense as incurred, but not paid. Any related lease incentives were recorded as a reduction in rent expense on a straight-line basis over the lease term. The Company classified deferred rent and lease incentives as current based on the rent expense that would have been recognized during the succeeding twelve-month period from the balance sheet date. All other deferred rent and lease incentives were recorded as non-current in the condensed consolidated balance sheets. The Company recognized any sublease rental income on a straight-line basis as an offset to rent expense.
Net Loss Per Share Attributable to Class A, Class B and Class C Common Stockholders
The Company calculates net loss per share attributable to Class A, Class B and Class C common stockholders using the two-class method required for companies with participating securities. The Company considers redeemable convertible preferred stock to be participating securities as holders of such securities have non-forfeitable dividend rights in the event of the Company’s declaration of a dividend for shares of Class A, Class B and Class C common stock. During periods when the Company is in a net loss position, the net loss attributable to Class A, Class B and Class C common stockholders is not allocated to the redeemable convertible preferred stock and unvested Class A, Class B and Class C common stock under the two-class method as these securities do not have a contractual obligation to share in the Company’s losses. Payment in excess of the carrying value on the redemption of redeemable convertible preferred stock represents a deemed dividend to the redeemable convertible preferred stockholder. Accordingly, the difference between the amount paid upon redemption and the carrying value of the redeemable convertible preferred stock is deducted from (if a premium) or added to (if a discount) net income to arrive at net loss available to Class A, Class B and Class C common stockholders.
Distributed and undistributed earnings allocated to participating securities are subtracted from net loss in determining net loss attributable to Class A, Class B and Class C common stockholders. Basic net loss per share is

SQUARESPACE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
computed by dividing net loss attributable to Class A, Class B and Class C common stockholders by the weighted-average number of shares of the Company’s Class A, Class B and Class C common stock outstanding.
The diluted net loss per share attributable to Class A, Class B and Class C common stockholders is computed by giving effect to all dilutive securities. Diluted net loss per share attributable to Class A, Class B and Class C common stockholders is computed by dividing the resulting net loss attributable to Class A, Class B and Class C common stockholders by the weighted-average number of fully diluted Class A, Class B and Class C common shares outstanding. The Company used the if-converted method as though the conversion, exchange or vesting, respectively, had occurred as of the beginning of the period or the original date of issuance, if later. During periods when there is a net loss attributable to Class A, Class B and Class C common stockholders, potentially dilutive Class A, Class B and Class C common stock equivalents are excluded from the calculation of diluted net loss per share attributable to Class A, Class B and Class C common stockholders as their effect is anti-dilutive. If the effect of a conversion of an instrument is neutral to earnings per share, the Company considers the security to be dilutive.
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
Accounting Pronouncements Recently Adopted
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). This standard requires lessees to recognize a right-of-use asset and a lease liability for operating leases initially measured at the present value of the lease payments in its condensed consolidated balance sheet. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. In July 2018, the FASB issued ASU 2018-10, Leases (Topic 842): Codification Improvements (“ASU 2018-10”) and ASU 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”), to provide additional guidance for the adoption of ASU 2016-02. ASU 2018-10 clarifies certain provisions and corrects unintended applications of the guidance. ASU 2018-11 provides an alternative transition method which allows entities the option to present all prior periods under previous lease accounting guidance while recognizing the cumulative effect of applying the new standard as an adjustment to the opening balance of retained earnings in the year of adoption. In June 2020, the FASB issued ASU No. 2020-05, Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842): Deferral of the Effective Date, which requires nonpublic companies to adopt the provisions of ASU 2016-02 for fiscal years beginning after December 15, 2021, and for interim periods in fiscal years beginning after December 15, 2022. The Company adopted this standard as of January 1, 2022 using the modified retrospective approach. Pursuant to the practical expedients, the Company has elected not to reassess: (i) whether expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases, or, (iii) initial direct costs for any existing leases. The Company recognized $100,998 of operating lease right-of-use assets and $127,009 of operating lease liabilities on its condensed consolidated balance sheet as of January 1, 2022 with the difference being primarily adjustments for deferred rent and remaining lease incentive balances. The adoption of this standard did not have a material impact on the Company’s condensed consolidated statement of operations. See "Note 12. Leases" for further information.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This standard requires entities to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. It also modifies the impairment model for available-for-sale debt securities and provides a simplified accounting model for purchased financial assets with credit deterioration since their origination. In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments — Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) —  Effective Dates, which requires nonpublic companies to adopt the provisions of ASU 2016-13 for fiscal years and interim periods in fiscal years beginning after December 15, 2022. The Company adopted this standard as of January 1, 2022. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"), which eliminates Step 2 from the prior guidance’s goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. ASU No. 2017-04 is effective for fiscal years and interim periods in those years beginning after December 15, 2021 for nonpublic entities with early adoption permitted. The Company

SQUARESPACE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
adopted this standard as of January 1, 2022. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This standard simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC Topic 740, Income Taxes ("ASC 740"). The amendments also improve consistent application of and simplify GAAP for other areas of ASC 740 by clarifying and amending existing guidance. This standard is effective for nonpublic entities for annual reporting periods beginning after December 15, 2021 and interim periods in annual reporting periods beginning after December 15, 2022 with early adoption permitted. The Company adopted this standard as of January 1, 2022. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.
Accounting Pronouncements Pending Adoption
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers ("ASC 2021-08"). This standard requires that an entity recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC Topic 606, Revenue from Contracts with Customers, as if the acquirer had originated the contracts. ASU 2021-08 is effective for fiscal years and interim periods in those years beginning after December 15, 2023 for nonpublic entities with early adoption permitted. The Company is currently evaluating the timing of its adoption of this standard and the impact in its condensed consolidated financial statements.
3.Revenue
The Company primarily derives revenue from annual and monthly subscriptions. Revenue is also derived from non-subscription services, including fixed percentages or fixed-fees earned on revenue share arrangements with third-parties and on sales made through our customers’ sites.
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
Commerce
Commerce revenue primarily consists of fixed-fee subscriptions to the Company’s plans that offer all the features of presence plans as well as additional features that support end to end commerce transactions, currently branded “Basic” and “Advanced” plans. Commerce revenue also includes fixed-fee subscriptions to a number of other tools that support running an online business such as marketing, member areas, scheduling and hospitality tools. Non-subscription revenue is derived from fixed-fees earned on revenue share arrangements with commerce partners as well as fixed transaction fees earned on gross merchandise value ("GMV") processed through Business plan sites and certain hospitality offerings. Commerce revenue also includes payment processing fees received in exchange for use of the Company’s hospitality services.

SQUARESPACE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
Revenue by Product Type, Subscription Type and Revenue Recognition Pattern
The following tables summarize revenue by product type, subscription type, and revenue recognition pattern for the periods presented:

	Three Months Ended March 31, 2022
	Presence	Commerce	Total
Subscription revenue
Transferred over time	$139,776	$47,055	$186,831
Transferred at a point in time	3,658	—	3,658
Non-subscription revenue
Transferred over time	398	846	1,244
Transferred at a point in time	113	15,916	16,029
Total revenue	$143,945	$63,817	$207,762

	Three Months Ended March 31, 2021
	Presence	Commerce	Total
Subscription revenue
Transferred over time	$129,131	$37,254	$166,385
Transferred at a point in time	2,851	—	2,851
Non-subscription revenue
Transferred over time	575	72	647
Transferred at a point in time	314	9,449	9,763
Total revenue	$132,871	$46,775	$179,646
Revenue by Geography
Revenue by geography is based on the customer’s self-reported country identifier or, if not available, the billing address or IP address, and was as follows:

	Three Months Ended March 31,
	2022	2021
United States	$146,819	$127,043
International	60,943	52,603
Total revenue	$207,762	$179,646
During the three months ended September 30, 2021, the Company identified certain revenues which should have been classified as international revenues during the first and second quarter. Accordingly, in the third quarter of 2021, the Company reclassified approximately $4,101 related to the first quarter out of United States and into international revenue. Using the updated classification, the international revenue for the three months ended March 31, 2021 would have been $56,704. Further, the United States revenue for the three months ended March 31, 2021 would have been $122,942. No amounts were reclassified related to 2022.
Currently no individual country contributes greater than 10% of total International revenue.
Deferred Revenue
The deferred revenue balance as of March 31, 2022 and December 31, 2021 represents the Company’s aggregate remaining performance obligations that are expected to be recognized as revenue in subsequent periods. Generally, the Company’s contracts are for one year or less and the value for contracts with terms greater than one year is not material. The change in deferred revenue primarily reflects cash payments received during the period for which the performance obligation was not satisfied prior to the end of the period partially offset by $108,622 and $96,655 of revenues recognized during the three months ended March 31, 2022 and 2021, respectively.

SQUARESPACE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
Capitalized Contract Costs
Assets capitalized related to contract costs consisted of the following:

	March 31, 2022	December 31, 2021
Capitalized referral fees, current	$5,147	$4,813
Capitalized referral fees, non-current	7,749	7,713
Capitalized app fees, current	1,080	1,202
Sales commissions, current	308	221
Sales commissions, non-current	155	131
Total capitalized contract costs	$14,439	$14,080
Amortization of capitalized contract costs were $2,629 and $1,902 for the three months ended March 31, 2022 and 2021, respectively, and were included in marketing and sales in the condensed consolidated statements of operations.
There were no impairment charges recognized related to capitalized contract costs for the three months ended March 31, 2022 and 2021.
Obligations for Returns, Refunds and Other Similar Obligations
The Company did not have any material change in revenue recognition from a previous period due to refunds, change in transaction price or other consideration variables. As of March 31, 2022 and December 31, 2021, obligations for refunds were $375 and $506, respectively, and are included in accrued liabilities in the condensed consolidated balance sheet.
4.Acquisitions
The Company did not acquire any businesses during the three months ended March 31, 2022.
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
The Company has finalized the purchase accounting, including the identification and allocation of consideration to assets acquired, and the purchase price allocation as of March 31, 2022. Goodwill associated with the acquisition of Tock is not amortizable for tax purposes.
The following table sets forth the allocation of the purchase price to the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed, with the excess recorded to goodwill:

Tock
Net tangible assets acquired	$13,004
Deferred income tax liability	(724)
Customer relationships – restaurants	37,000
Customer relationships – enterprise	16,000
Tradename	5,000
Developed technology	3,000
Net assets acquired	73,280
Consideration	425,710
Goodwill	$352,430

Amount
Consideration transferred	$425,710
Less: Issuances of Class C common stock	(188,179)
Less: Cash acquired	(18,350)
Less: Restricted cash	(17,011)
Less: Consideration remaining to be paid as of March 31, 2021	(1,267)
Cash paid for acquisitions, net of acquired cash	$200,903

SQUARESPACE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
5.Investment in Marketable Securities
The following tables represent the amortized cost, gross unrealized gains and losses and fair market value of the Company’s available-for-sale (“AFS”) marketable securities:

	March 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
Corporate bonds and commercial paper	$16,949	$—	$(85)	$16,864
Asset backed securities	2,138	—	(14)	2,124
U.S. treasuries	9,020	—	(117)	8,903
Total investment in marketable securities	$28,107	$—	$(216)	$27,891

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
Corporate bonds and commercial paper	$19,301	$—	$(14)	$19,287
Asset backed securities	6,190	2	—	6,192
U.S. treasuries	6,003	—	(26)	5,977
Total investment in marketable securities	$31,494	$2	$(40)	$31,456
The Company did not have any AFS marketable securities that were in an unrealized loss position for more than 12 months as of March 31, 2022 and December 31, 2021.
The Company recognized unrealized losses of $178 and $45 with respect to its AFS securities during the three months ended March 31, 2022 and 2021, respectively. The unrealized losses were due to changes in market rates and the Company has determined the losses are temporary in nature. These unrealized losses were classified in accumulated other comprehensive loss in the condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021.
The Company reviews AFS marketable securities on a recurring basis to evaluate whether or not any securities have experienced an other-than-temporary decline in fair value. Some factors considered in establishing an expected credit loss on AFS marketable securities are the length of time and extent to which the market value has been less than the cost, the financial condition and near-term prospects of the issuer, the Company's intent to sell, and whether it is more likely than not the Company will be required to sell the investment before recovery of the investments amortized cost basis. The Company does not have any AFS securities for which an expected credit loss has been recorded as the Company's AFS securities with an amortized cost basis lower than fair value are not considered other-than-temporary declines in fair value. In the instance that the Company has AFS securities at an amortized cost basis lower than fair value, the Company does not intend to sell, nor is it more-likely-than not the Company would be required to sell, the AFS security prior to recovery.
The contractual maturities of the investments classified as marketable securities were as follows:

	March 31, 2022	December 31, 2021
Due within 1 year	$20,902	$19,248
Due in 1 year through 5 years	6,989	12,208
Total investment in marketable securities	$27,891	$31,456

SQUARESPACE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
6.Fair Value of Financial Instruments
A summary of the Company’s investments in marketable securities (including, if applicable, those marketable securities classified as cash and cash equivalents) were as follows:

	March 31, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$84,920	$—	$—	$84,920
Available-for-sale debt securities
Corporate bonds and commercial paper	—	16,864	—	16,864
Asset backed securities	—	2,124	—	2,124
U.S. treasuries	8,903	—	—	8,903
Total	$93,823	$18,988	$—	$112,811

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$81,501	$—	$—	$81,501
Available-for-sale debt securities
Corporate bonds and commercial paper	—	19,287	—	19,287
Asset backed securities	—	6,192	—	6,192
U.S. treasuries	5,977	—	—	5,977
Total	$87,478	$25,479	$—	$112,957
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
7.Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	March 31, 2022	December 31, 2021
Prepaid advertising expenses	$3,849	$16,236
Prepaid income taxes	393	22,032
Prepaid operational expenses	12,247	12,301
Receivables for leasehold improvements	—	5,186
Prepaid referrals, current	5,147	4,813
Other current assets	5,740	6,531
Total prepaid expenses and other current assets	$27,376	$67,099

SQUARESPACE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
8.Accrued Liabilities
Accrued liabilities consisted of the following:

	March 31, 2022	December 31, 2021
Accrued marketing expenses	$31,328	$23,042
Accrued indirect taxes	21,934	19,565
Accrued income taxes	32,415	—
Accrued leasehold improvement expenditures	439	1,228
Accrued product expenses	4,685	1,359
Accrued payroll expense	4,504	2,900
Other accrued expenses	12,046	12,767
Total accrued liabilities	$107,351	$60,861
9.Debt
Debt outstanding as of March 31, 2022 and December 31, 2021 was as follows:

	March 31, 2022	December 31, 2021
Term Loan	$526,455	$529,852
Less: unamortized original issue discount	(2,454)	(2,635)
Less: unamortized deferred financing costs	(543)	(584)
Less: debt, current	(19,933)	(13,586)
Total debt, non-current	$503,525	$513,047
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
Borrowings under the Credit Facility are subject to an interest rate equal to LIBOR or the bank’s alternative base rate. The bank’s alternative base rate (the “ABR”) is the greater of the prime rate, the federal funds effective rate plus 0.5% or the LIBOR quoted rate plus 1.50% as of March 31, 2022. The effective interest rate as of March 31, 2022 was 2.00%.
As of March 31, 2022, $9,643 was outstanding under the Revolving Credit Facility in the form of outstanding letters of credit and $15,357 remained available for borrowing by the Company. The letters of credit issued as of March 31, 2022 were related to certain of the Company's operating lease agreements for offices that require security deposits in the form of an irrevocable letter of credit. The letters of credit issued are subject to a fee equal to the interest rate on the Credit Facility. In addition, the Revolving Credit Facility is subject to an unused commitment fee of 0.20% to 0.25%, depending on the consolidated total debt to consolidated EBITDA ratio as defined by the 2020 Credit Agreement, quarterly to the lenders in respect of the unutilized commitments.
The 2020 Credit Agreement contains certain customary affirmative covenants and events of default. The negative covenants in the Credit Facility include, among other items, limitations on the ability, subject to negotiated exceptions, to incur additional indebtedness or issue additional preferred stock of the Company, to create or issue certain liens on certain assets, to enter into agreements related to mergers and acquisitions, including the sale of certain assets or disposition of assets, or declare, make or pay dividends and distributions. The 2020 Credit Agreement contains certain negative covenants for an indebtedness to consolidated EBITDA ratio, as defined by the 2020 Credit Agreement, and commencing with December 31, 2020 and all fiscal quarters thereafter through maturity. As a result of the Modification, commencing with the fiscal quarter ended December 31, 2020, the Company is required to maintain an indebtedness to consolidated EBITDA ratio of not more than 4.50, tested as of the last day of each fiscal quarter, with a step-down to 4.25 for the fiscal quarters ending March 31, 2022 and June 30, 2022, a further step-down to 4.00 for the fiscal quarters ending September 30, 2022 and December 31, 2022 and a final step-down to 3.75 for the fiscal quarter ending March 31, 2023 and each fiscal quarter thereafter (the “Financial Covenant”), subject to customary equity cure rights. The Financial Covenant is subject to a 0.50

SQUARESPACE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
step-up in the event of a material permitted acquisition, which the Company can elect to implement up to two times during the life of the facility. The Company did not elect to implement this step-up as a result of the acquisition of Tock. If the Company is not in compliance with the covenants under the 2020 Credit Agreement or the Company otherwise experiences an event of default, the lenders would be entitled to take various actions, including acceleration of amounts due under the 2020 Credit Agreement. As of March 31, 2022, the Company was in compliance with all applicable covenants, including the Financial Covenant.
Consolidated EBITDA is defined in the Credit Agreement as net loss adjusted to exclude interest expense, other income, net, (provision for)/benefit from income taxes, depreciation and amortization, and stock-based compensation expense. In addition, consolidated EBITDA also allows for other adjustments such as the exclusion of transaction costs, changes in deferred revenue, and other costs that may be considered non-recurring.
Scheduled Principal Payments
The scheduled principal payments required under the terms of the 2020 Credit Facility were as follows:

Year Ending December 31,	Amount
Remainder of 2022	$10,189
2023	40,758
2024	40,758
2025	434,750
Total	$526,455
10.Income Taxes
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
For the three months ended March 31, 2022 and 2021, the Company recorded an income tax expense of $56,820 and an income tax benefit of $5,782 respectively, which resulted in an effective tax rate of 157.7% and (83.5)%, respectively.
The Company’s estimated annual effective income tax rate for the three months ended March 31, 2022 differed from the statutory rate of 21% primarily due to an increase in the valuation allowance for deferred tax assets related primarily to the capitalization of research and development expenditures, nondeductible executive compensation, unrecognized tax benefits, and global intangible low-taxed income, partially offset by research and development tax credits, windfall on stock-based compensation, deduction from foreign-derived intangible income and the effect from foreign operations. The provision for income taxes for the three months ended March 31, 2022 also reflects a provision of the Tax Cuts and Jobs Act of 2017 becoming effective as of January 1, 2022 that requires companies to capitalize and amortize research and development expenditures rather than deduct the costs as incurred. Unless the law is changed or repealed, the Company expects our effective tax rate and cash tax payments to change significantly as compared to fiscal 2021.
The Company’s estimated annual effective income tax rate for the three months ended March 31, 2021 differed from the statutory rate of 21% primarily due to nondeductible executive compensation, state and local taxes, nondeductible expenses, including the limitation on meals and entertainment expense, partially offset by the impact of windfalls on stock-based compensation and research and development tax credits.
As of March 31, 2022, the Company had unrecognized tax benefits of $11,109, of which $2,777 would affect the effective tax rate if recognized and the remainder of $8,332 would not affect the effective tax rate due to the Company's full valuation allowance against all federal, state and foreign deferred tax assets that the Company believes will not be realizable on a more-likely-than-not basis. There were no unrecognized tax benefits as of March 31, 2021. The increase was primarily due to tax positions taken during the current and prior periods. The Company is unable to reasonably estimate the timing of long-term payments or the amount by which the liability will increase or decrease. The Company’s policy is to classify accrued interest and penalties related to unrecognized tax benefits in the (provision for)/benefit from income taxes in the condensed consolidated statement of operations. There were no accrued interest and penalties as of March 31, 2022 and March 31, 2021.
The Company’s corporate federal income tax returns for the years ended December 31, 2012 through December 31, 2021 remain subject to examination by the Internal Revenue Service. The Company’s corporate income tax returns for the years ended December 31, 2017 through December 31, 2021 remain subject to examination by taxing authorities in various

SQUARESPACE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
U.S. states and Ireland. In addition, in the U.S., any net operating losses or credits that were generated in prior years but utilized in open years may also be subject to examination.
11.Commitments and Contingencies
Indirect Taxes
The Company is subject to indirect taxation in some, but not all, of the various U.S. states and foreign jurisdictions in which it conducts business. Therefore, the Company has an obligation to charge, collect and remit Value Added Tax (“VAT”) or Goods and Services Tax (“GST”) in connection with certain of its foreign sales transactions and sales and use tax in connection with eligible sales to subscribers in certain U.S. states. On June 21, 2018, the U.S. Supreme Court overturned the physical presence nexus standard and held that states can require remote sellers to collect sales and use tax. In addition, U.S. states and foreign jurisdictions have and continue to enact laws which expand tax collection and remittance obligations of e-commerce platforms. As a result of these rulings, recently enacted laws, and the scope of the Company’s operations, taxing authorities continue to provide regulations that increase the complexity and risks to comply with such laws and could result in substantial liabilities, prospectively as well as retrospectively. Based on the information available, the Company continues to evaluate and assess the jurisdictions in which indirect tax nexus exists and believes that the indirect tax liabilities are adequate and reasonable. However, due to the complexity and uncertainty around the application of these rules by taxing authorities, results may vary materially from the Company’s expectations. The Company had an indirect tax liability of $21,934 and $19,565 as of March 31, 2022 and December 31, 2021, respectively, which is included in accrued liabilities in the condensed consolidated balance sheets.
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
12.Leases
The Company has operating leases for its office space with terms ending through 2034. Certain lease agreements include options to extend and/or terminate the lease. The Company's lease agreements do not contain terms and conditions of material restrictions, covenants, or residual value guarantees.
Operating lease expenses were $3,853, net of sublease income of $95, for the three months ended March 31, 2022. Variable lease costs, which are comprised primarily of the Company's proportionate share of operating expenses and property taxes, were $346 for the three months ended March 31, 2022. The Company did not record any new operating lease right-of-use assets in exchange for operating lease liabilities during the three months ended March 31, 2022. Cash paid for amounts included in the measurement of operating lease liabilities was $3,528 for the three months ended March 31, 2022.
As of March 31, 2022, the Company remeasured the useful life of its operating lease right-of-use asset related to its leased office space in Los Angeles, CA due to ceasing the use of the office space with no expected future benefit. As a result, the Company recorded an additional $258 of operating lease expense during the three months ended March 31, 2022.
On March 10, 2022, the Company entered into an agreement to sublease a portion of one of its office spaces in Chicago, IL through the existing termination date of May 30, 2023. The Company expects to receive total lease payments of approximately $409 over the term of the sublease.
As of March 31, 2022, the weighted-average remaining lease term for operating leases was approximately 9.0 years and the weighted-average discount rate used in measuring operating lease liabilities was 3.69%.

SQUARESPACE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
As of March 31, 2022, maturities of operating lease liabilities were as follows:

Year Ending December 31,	Amount
Remainder of 2022	$10,021
2023	15,843
2024	16,456
2025	16,843
2026	17,567
Thereafter	79,423
Total operating lease payments	156,153
Less: imputed interest	(24,792)
Total operating lease liabilities	$131,361
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
14.Stockholders’ Deficit
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
On March 31, 2021, the Company issued 2,750,330 shares of its Class C common stock as a part of the purchase of Tock for a total consideration of $188,179. See "Note 4. Acquisitions" for further information on the purchase price structure.
Immediately prior to the registration statement in connection with the Direct Listing being declared effective, all outstanding shares of the Company’s Class C common stock converted into an aggregate of 7,202,353 shares of Class A common stock.
On May 10, 2021, the Company created a new Class C common stock pursuant to the Company's amended and restated certificate of incorporation. The Company authorized 1,000,000,000 shares of the new Class C common stock, par value $0.0001 per share. The board of directors has the authority, without stockholder approval except as required by the NYSE, to issue shares of our Class C common stock. The new Class C common stock is not convertible into shares of Class A common stock or shares of Class B common stock and has no voting rights. As of March 31, 2022, the Company has not issued any shares of the new Class C common stock.
Dividends
The Company shall not declare or pay dividends on Class A common stock, Class B common stock or Class C common stock unless the same dividend or distribution with the same record date and payment dated shall be declared or paid on all shares of Class A, Class B and Class C common stock.
During the three months ended March 31, 2022 and 2021, the Company did not declare or pay any dividends.
15.Accumulated Other Comprehensive Income/(Loss)
Accumulated other comprehensive income/(loss) activity for the three months ended March 31, 2022 and 2021 was as follows:

	Foreign Currency Translation Adjustments	Net Unrealized Losses on Marketable Securities	Total Accumulated Other Comprehensive Loss
Balance at December 31, 2021	$(170)	$(38)	$(208)
Other comprehensive loss before reclassifications	(801)	(178)	(979)
Other comprehensive loss	(801)	(178)	(979)
Balance at March 31, 2022	$(971)	$(216)	$(1,187)

SQUARESPACE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)

	Foreign Currency Translation Adjustments	Net Unrealized Gains/(Losses) on Marketable Securities	Total Accumulated Other Comprehensive Income/(Loss)
Balance at December 31, 2020	$2,341	$114	$2,455
Other comprehensive loss before reclassifications	(1,282)	(45)	(1,327)
Other comprehensive loss	(1,282)	(45)	(1,327)
Balance at March 31, 2021	$1,059	$69	$1,128
Amounts reclassified out of accumulated other comprehensive income, net of taxes, during the three months ended March 31, 2022 and 2021 were not material.
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
Stock options in common stock exercised were 343,687 and 900,476 during the three months ended March 31, 2022 and 2021, respectively. Cash consideration for stock options exercised were $1,141 and $708 during the three months ended March 31, 2022 and 2021, respectively.
Restricted Stock Units (RSUs)
Squarespace, Inc. 2017 Equity Incentive Plan
On November 17, 2017, the Company’s board of directors approved the Squarespace, Inc. 2017 Equity Incentive Plan (“the 2017 Plan”). Under the 2017 Plan, the Company may grant shares of its Class A common stock in the form of RSUs, stock options, stock appreciation rights, performance stock awards and other stock awards. RSUs generally vest over four years and are measured based on the fair market value of the underlying Class A common stock on the date of grant, as determined by the Company’s board of directors. During the three months ended March 31, 2022, there were 680,134 shares that vested under the 2017 plan of which 287,455 shares were reacquired in order to satisfy employee tax obligations. After April 15, 2021, there were no additional grants issued from the 2017 Plan.
Squarespace, Inc. 2021 Equity Incentive Plan
On March 25, 2021, the Company’s board of directors adopted the Squarespace, Inc. 2021 Equity Incentive Plan (“the 2021 Plan”) which was approved by the stockholders on May 3, 2021 and went into effect on May 9, 2021. Under the 2021 Plan, the Company may grant shares of its Class A common stock in the form of RSUs, stock options, stock appreciation rights, performance stock awards and other stock awards. During the three months ended March 31, 2021, the Company granted 4,518,476 shares of Class A common stock in the form of RSUs under the 2021 Plan. RSUs generally vest over four years and subsequent to the Direct Listing, are measured based on the closing price of our Class A common stock as reported on the date of grant. During the three months ended March 31, 2022, there were no RSUs that vested under the 2021 Plan.
Additional Shareholder RSUs
During the three months ended March 31, 2021, the Company granted 438,468 shares of Class C common stock in the form of RSUs outside of the 2017 and 2021 Plans. Immediately prior to the registration statement in connection with the Direct Listing being declared effective, shares of Class C common stock automatically converted to Class A common stock.
Executive Restricted Stock Grant
On August 22, 2017, and subsequently modified on August 24, 2020, the Company granted its Chief Executive Officer ("CEO") 4,460,858 shares of Class B common stock (the “CEO Stock Grant”) that contained a provision that required either (1) a Liquidation Event (other than a liquidation, dissolution or winding up of the Company) as defined by the Stock Grant Agreement or (2) an IPO, as defined by the Stock Grant Agreement before August 22, 2021 or the shares

SQUARESPACE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
would be forfeited. The Company estimated the fair value of the Class B common stock to be $51.40 per share on the modification date.
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
During the three months ended March 31, 2022, the Company recorded compensation expense of $7,646 related to the Casalena Performance Award in general and administrative expenses in the condensed consolidated statements of operations.
Stock-based Compensation
The classification of stock-based compensation by line item in the condensed consolidated statement of operations is as follows:

	Three Months Ended March 31,
	2022	2021
Cost of revenue	$624	$275
Research and product development	10,168	6,793
Marketing and sales	1,599	1,172
General and administrative	11,706	1,612
Total stock-based compensation	$24,097	$9,852
The amount above excludes $63 and $21 of stock compensation capitalized as property and equipment, net, for the three months ended March 31, 2022 and 2021, respectively.
During April 2022, certain RSUs were modified to allow for accelerated vesting. As a result of these modifications, the Company will record lower stock-based compensation expense of $12,362 through fiscal 2026.
17.Related Party Transactions
The Company's Chief Financial Officer was appointed as a member of the board of directors of Avalara, Inc. on August 28, 2021. Transactions between Avalara, Inc. and the Company were not material for the three months ended March 31, 2022.
Certain members of Tock's senior management have an ownership in several of the Company's restaurant customers. For the three months ended March 31, 2022, these restaurant customers contributed revenue of $262. As of March 31, 2022, the Company had a liability of $3,030 due to these restaurant customers, which primarily represents diner prepayments and sales tax, and is included in funds due to customers in the condensed consolidated balance sheets.

SQUARESPACE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
On September 1, 2014, the Company entered into an agreement with Getty Images to resell certain content to the Company’s customers. The Deputy Chairman of Getty Images is a member of the Company’s board of directors. Amounts recorded in connection with this agreement were not material for the three months ended March 31, 2022.
18.Net Loss per Share Attributable to Class A, Class B and Class C Common Stockholders
The Company computes net loss per share of Class A common stock, Class B common stock and Class C common stock under the two-class method required for multiple classes of common stock and participating securities. The rights, including the liquidation and dividend rights, of the Class A common stock, Class B common stock and Class C common stock are substantially identical, other than voting rights. Accordingly, the Class A common stock, Class B common stock and Class C common stock share in the Company’s net loss. Each share of Class C common stock was automatically converted into a share of Class A common stock immediately prior to the registration statement in connection with the Direct Listing being declared effective.
The following table sets forth the computation of basic and diluted loss per share attributable to Class A, Class B and Class C common stockholders:

	Three Months Ended March 31,
	2022	2021
Numerator:
Net loss	$(92,860)	$(1,146)
Less: accretion of redeemable convertible preferred stock to redemption value	—	(969)
Net loss attributable to Class A, Class B and Class C common stockholders, basic and dilutive	$(92,860)	$(2,115)
Denominator:
Weighted-average shares used in computing net loss per share attributable to Class A, Class B and Class C common stockholders, basic and dilutive	139,423,228	19,012,323
Net loss per share attributable to Class A, Class B and Class C common stockholders, basic and dilutive	$(0.67)	$(0.11)
The following weighted-average outstanding shares of potentially dilutive securities were excluded from the computation of diluted loss per share attributable to Class A, Class B and Class C common stockholders for the periods presented because including them would have been antidilutive:

	Three Months Ended March 31,
	2022	2021
Redeemable convertible preferred stock	—	104,446,332
Outstanding stock options	1,553,669	4,324,501
Restricted stock units	9,026,561	5,996,773
Executive restricted stock	—	4,460,858
Total	10,580,230	119,228,464
19.Subsequent Events
On May 10, 2022, the board of directors authorized a general share repurchase program of the Company’s Class A common stock of up to $200,000, with no fixed expiration. These Class A common stock repurchases may occur in the open market, through privately negotiated transactions, through block purchases, other purchase techniques including the establishment of one or more plans under Rule 10b5-1 of the Securities Exchange Act of 1934 or by any combination of such methods. The timing and actual amount of shares repurchased will depend on a variety of different factors and may be modified, suspended or terminated at any time at the discretion of the board of directors.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and the related notes and the other financial information included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended December 31, 2021 included in the our Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 7, 2022. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual business, financial condition and results of operations could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly under “Part 2. Item 1A. Risk Factors.” Our historical results are not necessarily indicative of the results that may be expected for any period in the future.
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
We primarily derive revenue from monthly and annual subscriptions to our presence and commerce solutions. Subscription revenue accounted for 91.7% and 94.2% of our total revenue for the three months ended March 31, 2022 and 2021, respectively. Payments for our subscription plans are generally collected at the beginning of the subscription period and we generally recognize the associated revenue ratably over the term of the customer contract. Non-subscription revenue primarily consists of commerce transaction fees received through revenue sharing arrangements with payment processors that handle our customers’ commerce transactions, payment processing fees received in exchange for use of our hospitality services as well as revenue we generate from third-party services we offer that provide additional functionality to our customers.
We generated revenue of $207.8 million and $179.6 million for the three months ended March 31, 2022 and 2021, respectively, and net loss of $92.9 million and $1.1 million for the three months ended March 31, 2022 and 2021, respectively. We believe we have a stable and predictable business model driven by efficient customer acquisition and the adoption by our customers over time of higher value offerings and add-on subscriptions. Our platform serves all types of customers, from small and medium-sized businesses ("SMBs") and independent creators, such as restaurants, photographers, wedding planners, artists, musicians and bloggers, to iconic brands. No individual unique subscription accounted for more than 1% of our total bookings for the three months ended March 31, 2022 and 2021.
Key Factors Affecting Our Performance
Acquisition of new and retention of existing unique subscriptions
The growth of new unique subscriptions to our platform is the primary driver of our revenue growth. The number of unique subscriptions to our platform has grown sequentially across 25 consecutive quarters, rising to 4.2 million unique subscriptions as of March 31, 2022, representing an increase of 9.7% relative to March 31, 2021. In order to continue to grow the number of unique subscriptions, we intend to continue to invest in our marketing efforts, develop new points of entry to our platform and expand internationally. We increased our marketing and sales spend over 15.2% during the three months ended March 31, 2022 relative to the same period in 2021. We view this increased spending as a long-term investment in our business to attract new unique subscriptions.
We believe that our easy-to-customize and design-first solutions drive consistent cash retention in our subscription base. Our historical cash retention rate is the percentage of revenue share and subscription bookings received in the current period from website and domain subscriptions in existence during the same period in the prior year. In calculating cash retention, revenue share from contractual arrangements is allocated to the relevant subscription base based on the GMV processed on the platform. Our historical cash retention rate for the years ended December 31, 2021, 2020 and 2019 was 84.4%, 85.6% and 83.5%, respectively. We also look at cash retention of only our website and domain subscriptions, excluding revenue share, in order to better isolate and understand the underlying retention trends of our subscription customers. Our cash retention rate excluding revenue share is calculated as the percentage of subscription bookings received in the current period from website and domain subscriptions in existence during the same period in the prior year. Our cash retention rate, excluding revenue share, for the years ended December 31, 2021, 2020 and 2019 was 84.1%, 83.6% and 83.0% , respectively.

The above chart represents cumulative cash from each website and domain subscription cohort for website subscription bookings and allocated revenue share from contractual arrangements. These website and domain subscription cohorts are defined by the first payment date associated with the website subscription or stand-alone domain purchase. Revenue share from contractual arrangements is allocated based on GMV for that period. For example, if the Q1 2020 cohort accounted for 3% of total GMV in Q1 2021, then 3% of the Q1 2021 revenue share from contractual arrangements is allocated to the Q1 2020 cohort in that period.
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
For the three months ended March 31, 2022, our platform processed approximately $1,574.5 million of GMV, representing an increase of 28.4% from the same period in 2021. GMV represents the total dollar value of orders processed through our platform in the period, net of refunds and fraudulent orders.
We continue to invest and innovate our commerce offerings to enable customers to build the most impactful online stores, deepen our functionality in physical commerce and establish leadership in commerce services and hospitality services. Our commerce revenue was $63.8 million for the three months ended March 31, 2022, representing 36.4% growth from the same period in 2021. Ultimately, we believe the adoption of our commerce offerings by new and existing customers will help drive our long-term revenue growth.
Investments in product innovation
We rely on hiring and retaining a talented product development workforce. The success of our customers relies on the innovation tied to this workforce and our ability to remain agile to address customer needs. Our research and product development expenses were $57.3 million for the three months ended March 31, 2022, representing 36.5% growth over the same period in 2021.
Foreign currency fluctuations
As of March 31, 2022, we had customers in over 200 countries and territories and our international customers represented approximately 30% of our total bookings. As foreign currency exchange rates change, translation of the statements of operations of our international businesses into U.S. dollars may affect year-over-year comparability of our operating results.

Key Components of Results of Operations
Revenue
We primarily derive revenue from annual and monthly subscriptions. Typically, annual and monthly subscriptions represent 70% and 30% of total subscriptions, respectively. Revenue is also derived from non-subscription services, including fixed percentages or fixed-fees earned on revenue share arrangements with third-parties and on sales made through our customers’ sites. In addition, we earn fixed-fees on sales through certain hospitality offerings and payment processing fees received in exchange for use of our hospitality services. Payments received for subscriptions in advance of fulfillment of our performance obligations are recorded as deferred revenue. Subscription plans automatically renew unless advanced notice is provided to us. We primarily recognize subscription revenue ratably on a straight-line basis, net of a reserve for refunds. Transaction fee revenue, payment processing revenue and revenue generated from third-parties is recognized at a point in time, when the sale has been completed.
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
Commerce revenue
Commerce revenue primarily consists of fixed-fee subscriptions to our plans that offer all the features of presence plans as well as additional features that support end to end commerce transactions, currently branded “Basic” and “Advanced” in our plan offerings. Commerce revenue also includes fixed-fee subscriptions to a number of other tools that support running an online business such as marketing, member areas, scheduling and hospitality tools. Non-subscription revenue is derived from fixed-fees earned on revenue share arrangements with commerce partners as well as fixed transaction fees earned on GMV processed through Business plan sites and certain hospitality offerings. Commerce revenue also includes payment processing fees received in exchange for use of our hospitality services.
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
Interest expense
Interest expense primarily consists of the interest expense related to our debt facilities as well as the expense on acquisition liabilities. For further discussion on our interest expense related to our debt facilities, see "Liquidity and Capital Resources, Indebtedness.”
Other income, net
Other income, net is primarily comprised of net investment income and realized and unrealized foreign currency gains and losses. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk, Foreign Currency Exchange Risk.”
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
Results of operations
The following table sets forth our condensed consolidated statements of operations information for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
($ in thousands)	2022	2021
	(Unaudited)	(Unaudited)
Revenue	$207,762	$179,646
Cost of revenue(1)	36,649	27,408
Gross profit	171,113	152,238
Operating expenses:
Research and product development(1)	57,328	42,011
Marketing and sales(1)	112,906	97,972
General and administrative(1)	35,981	19,516
Total operating expenses	206,215	159,499
Operating loss	(35,102)	(7,261)
Interest expense	(2,449)	(3,260)
Other income, net	1,511	3,593
Loss before (provision for)/benefit from income taxes	(36,040)	(6,928)
(Provision for)/benefit from income taxes	(56,820)	5,782
Net loss	$(92,860)	$(1,146)
__________________

(1)Includes stock-based compensation as follows:

	Three Months Ended March 31,
($ in thousands)	2022	2021
	(Unaudited)	(Unaudited)
Cost of revenue	$624	$275
Research and product development	10,168	6,793
Marketing and sales	1,599	1,172
General and administrative	11,706	1,612
Total stock-based compensation	$24,097	$9,852
The following table sets forth our condensed consolidated statements of operations information as a percentage of total revenue for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
	2022	2021
	(Unaudited)	(Unaudited)
Revenue	100.0%	100.0%
Cost of revenue	17.6%	15.3%
Gross profit	82.4%	84.7%
Operating expenses:
Research and product development	27.6%	23.4%
Marketing and sales	54.3%	54.5%
General and administrative	17.3%	10.9%
Total operating expenses	99.2%	88.8%
Operating loss	(16.8)%	(4.1)%
Interest expense	(1.2)%	(1.8)%
Other income, net	0.7%	2.0%
Loss before (provision for)/benefit from income taxes	(17.3)%	(3.9)%
(Provision for)/benefit from income taxes	(27.3)%	3.2%
Net loss	(44.6)%	(0.7)%
The following table sets forth our condensed consolidated revenue by geographic location and our condensed consolidated revenue by geographic location as a percentage of total revenue for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,		Change
($ in thousands, except percentages)	2022	2021	Amount	%
	(Unaudited)	(Unaudited)
United States	$146,819	$127,043	$19,776	15.6%
International	60,943	52,603	8,340	15.9%
Total revenue	$207,762	$179,646	$28,116	15.7%
Percentage of total revenue:
United States	70.7%	70.7%
International	29.3%	29.3%
Total revenue	100%	100%
During the three months ended September 30, 2021, we identified certain revenues which should have been classified as international revenues during the first and second quarter of 2021. Accordingly, in the third quarter of 2021, we reclassified approximately $4.1 million related to the first quarter out of United States and into international revenue. Using the updated classification, the year-over-year growth for the three months ended March 31, 2022 would have been 7.4% for international and 19.4% for the United States. In addition, for the three months ended March 31, 2021 the international percentage of total revenue would have been 31.6% and the United States percentage of total revenue would have been 68.4%. No amounts were reclassified related to fiscal 2022.

Comparison of the Three Months Ended March 31, 2022 and 2021
Revenue

	Three Months Ended March 31,		Change
($ in thousands, except percentages)	2022	2021	Amount	%
	(Unaudited)	(Unaudited)
Presence	$143,945	$132,871	$11,074	8.3%
Commerce	63,817	46,775	17,042	36.4%
Total revenue	$207,762	$179,646	$28,116	15.7%
Percentage of total revenue:
Presence	69.3%	74.0%
Commerce	30.7%	26.0%
Total revenue	100%	100%
Presence revenue
Presence revenue increased $11.1 million, or 8.3%, for the three months ended March 31, 2022 compared to the same period in 2021. This increase was primarily a result of an increase in active subscriptions, driven by strong retention of existing subscriptions and continued acquisition of new subscriptions.
Commerce revenue
Commerce revenue increased $17.0 million, or 36.4%, for the three months ended March 31, 2022 compared to the same period in 2021. This increase was primarily a result of growth of our subscription base as well as the addition of hospitality services.
Cost of revenue and gross profit

	Three Months Ended March 31,		Change
($ in thousands, except percentages)	2022	2021	Amount	%
	(Unaudited)	(Unaudited)
Cost of revenue	$36,649	$27,408	$9,241	33.7%
Gross profit	$171,113	$152,238	$18,875	12.4%
Percentage of total revenue:
Cost of revenue	17.6%	15.3%
Gross profit	82.4%	84.7%
Cost of revenue
Cost of revenue increased $9.2 million, or 33.7%, for the three months ended March 31, 2022 compared to the same period in 2021. The increase was primarily driven by increased payment processing fees and hosting costs associated with our growing subscription base as well as payroll and associated benefit expenses for customer support associated with hospitality services.
Gross profit
Gross profit increased $18.9 million, or 12.4%, for the three months ended March 31, 2022 compared to the same period in 2021. As a percentage of total revenue, gross profit was 82.4% and 84.7% for the three months ended March 31, 2022 and 2021, respectively.
Operating expenses:
Research and product development

	Three Months Ended March 31,		Change
($ in thousands, except percentages)	2022	2021	Amount	%
	(Unaudited)	(Unaudited)
Research and product development	$57,328	$42,011	$15,317	36.5%
Percentage of total revenue	27.6%	23.4%

Research and product development expenses increased $15.3 million, or 36.5%, for the three months ended March 31, 2022 compared to the same period in 2021. The increase is primarily due to payroll and associated benefit expenses related to increased headcount in support of our product development roadmap and the addition of hospitality services.
Marketing and sales

	Three Months Ended March 31,		Change
($ in thousands, except percentages)	2022	2021	Amount	%
	(Unaudited)	(Unaudited)
Marketing and sales	$112,906	$97,972	$14,934	15.2%
Percentage of total revenue	54.3%	54.5%
Marketing and sales expenses increased $14.9 million, or 15.2%, for the three months ended March 31, 2022 compared to the same period in 2021, primarily due to increased spend in multiple direct response and associated production channels both domestically and internationally. The remainder of the increase was due to payroll and associated benefits related to increased headcount in support of our expanded marketing operations including hospitality services.
General and administrative

	Three Months Ended March 31,		Change
($ in thousands, except percentages)	2022	2021	Amount	%
	(Unaudited)	(Unaudited)
General and administrative	$35,981	$19,516	$16,465	84.4%
Percentage of total revenue	17.3%	10.9%
General and administrative expenses increased $16.5 million, or 84.4%, for the three months ended March 31, 2022 compared to the same period in 2021, primarily due to stock-based compensation expense associated with the CEO performance stock award and payroll and associated benefit expenses due to increased headcount.
Interest expense

	Three Months Ended March 31,		Change
($ in thousands, except percentages)	2022	2021	Amount	%
	(Unaudited)	(Unaudited)
Interest expense	$(2,449)	$(3,260)	$(811)	(24.9)%
Percentage of total revenue	(1.2)%	(1.8)%
Interest expense decreased $0.8 million, or 24.9%, for the three months ended March 31, 2022 compared to the same period in 2021 due to lower total debt outstanding related to our amended credit agreement partially offset by higher interest rate.
Other income, net

	Three Months Ended March 31,		Change
($ in thousands, except percentages)	2022	2021	Amount	%
	(Unaudited)	(Unaudited)
Other income, net	$1,511	$3,593	$(2,082)	(57.9)%
Percentage of total revenue	0.7%	2.0%
Other income, net was in a net income position of $1.5 million for the three months ended March 31, 2022 compared to a net income position of $3.6 million during the same period in 2021. The decrease is primarily due to unfavorable foreign exchange rates for the three months ended March 31, 2022 compared to the same period in 2021.
(Provision for)/benefit from income taxes
For the three months ended March 31, 2022 and 2021, we recorded an income tax expense of $56.8 million and an income tax benefit of $5.8 million, respectively, which resulted in an effective tax rate of 157.7% and (83.5)%, respectively.
Our estimated annual effective income tax rate for the three months ended March 31, 2022 differed from the statutory rate of 21% primarily due to an increase in the valuation allowance for deferred tax assets related primarily to the capitalization of research and development expenditures, nondeductible executive compensation, unrecognized tax benefits, and global intangible low-taxed income, partially offset by research and development tax credits, windfall on stock-based compensation, deduction from foreign-derived intangible income and the effect from foreign operations. The provision for income taxes for the three months ended March 31, 2022 also reflects a provision of the Tax Cuts and Jobs Act of 2017 becoming effective as of January 1, 2022 that requires companies to capitalize and amortize research and development expenditures rather than deduct the costs as incurred. Unless the law is changed or repealed, we expect our effective tax rate and cash payments to change significantly as compared to fiscal 2021.
Our estimated annual effective income tax rate for the three months ended March 31, 2021 differed from the statutory rate of 21% primarily due to nondeductible executive compensation, state and local taxes, nondeductible expenses, including the limitation on meals and entertainment expense, partially offset by the impact of windfalls on stock-based compensation and research and development tax credits.
Quarterly Results of Operations
The following tables set forth selected unaudited quarterly statements of operations data for each of the eight fiscal quarters ended March 31, 2022, as well as the percentage of revenues that each line item represents for each quarter. The information for each of these quarters has been prepared in accordance with GAAP on the same basis as our audited historical condensed consolidated financial information and includes, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the results of operations for these periods. This data should be read in conjunction with our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. These quarterly results are not necessarily indicative of our results of operations to be expected for any future period.

	Three Months Ended (Unaudited)
($ in thousands)	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020
Revenue	$207,762	$207,420	$200,962	$196,010	$179,646	$172,300	$162,335	$149,640
Cost of revenue(1)	36,649	33,854	32,868	32,501	27,408	26,171	24,550	23,845
Gross profit	171,113	173,566	168,094	163,509	152,238	146,129	137,785	125,795
Operating expenses:
Research and product development(1)	57,328	50,679	48,769	48,912	42,011	57,409	38,379	36,032
Marketing and sales(1)	112,906	90,960	80,249	70,784	97,972	73,549	59,656	51,254
General and administrative(1)	35,981	31,608	32,091	284,730	19,516	17,077	11,961	11,823
Total operating expenses	206,215	173,247	161,109	404,426	159,499	148,035	109,996	99,109
Operating (loss)/income	(35,102)	319	6,985	(240,917)	(7,261)	(1,906)	27,789	26,686
Interest expense	(2,449)	(2,503)	(2,491)	(2,827)	(3,260)	(1,997)	(2,460)	(2,456)
Other income/(loss), net	1,511	2,138	2,101	(1,201)	3,593	(4,076)	(3,488)	(1,319)
(Loss)/income before (provision for)/benefit from income taxes	(36,040)	(46)	6,595	(244,945)	(6,928)	(7,979)	21,841	22,911
(Provision for)/benefit from income taxes	(56,820)	(16,264)	(3,756)	10,413	5,782	12,236	(3,917)	(4,372)
Net (loss)/income	$(92,860)	$(16,310)	$2,839	$(234,532)	$(1,146)	$4,257	$17,924	$18,539

Net (loss)/income attributable to Class A, Class B and Class C common stockholders, basic(2)	$(92,860)	$(16,310)	$2,839	$(234,532)	$(2,115)	$(275,439)	$2,963	$3,046
Net (loss)/income attributable to Class A, Class B and Class C common stockholders, dilutive(2)	$(92,860)	$(16,310)	$2,839	$(234,532)	$(2,115)	$(275,439)	$3,841	$3,810
Net (loss)/income per share attributable to Class A, Class B and Class C common stockholders, basic	$(0.67)	$(0.12)	$0.02	$(3.22)	$(0.11)	$(14.98)	$0.13	$0.14
Net (loss)/income per share attributable to Class A, Class B and Class C common stockholders, dilutive	$(0.67)	$(0.12)	$0.02	$(3.22)	$(0.11)	$(14.98)	$0.12	$0.13
Weighted-average shares used in computing net loss per share attributable to Class A, Class B and Class C stockholders, basic	139,423,228	138,970,923	138,625,579	72,900,951	19,012,323	18,383,523	22,535,791	22,247,105
Weighted-average shares used in computing net loss per share attributable to Class A, Class B and Class C stockholders, dilutive	139,423,228	138,970,923	143,251,717	72,900,951	19,012,323	18,383,523	31,201,743	29,402,966
__________________

(1)Includes stock-based compensation as follows:

	Three Months Ended (Unaudited)
($ in thousands)	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020
Cost of revenue	$624	$450	$440	$380	$275	$212	$202	$205
Research and product development	10,168	9,210	8,782	8,245	6,793	6,151	5,522	5,269
Marketing and sales	1,599	1,472	1,716	1,569	1,172	839	882	782
General and administrative(a)	11,706	12,693	12,796	240,319	1,612	1,229	1,047	1,012
Total stock-based compensation	$24,097	$23,825	$23,734	$250,513	$9,852	$8,431	$7,653	$7,268
a.In conjunction with our Direct Listing in May 2021, we incurred certain stock-based compensation expense associated with the vesting conditions of a grant to our CEO of shares of Class B common stock upon completion of the listing which resulted in a one time expense of $229.3 million. In addition, we incurred professional fees of $25.3 million associated with the Direct Listing. We expect to continue to incur additional expenses as a result of operating as a public company, including costs to comply with the rules and regulations applicable to companies listed on a U.S. securities exchange and costs related to compliance and reporting obligations pursuant to the rules and regulations of the SEC. In addition, as a public company, we expect to incur additional costs associated with accounting, compliance, insurance and investor relations.
(2)     Preferred shares of the Company do not participate in periods of net loss. Therefore, in periods of net loss, or when undistributed earnings of the Company are negative, there is no additional allocation of undistributed earnings to preferred shareholders included within the calculation of net (loss)/income attributable to Class A, Class B and Class C common stockholders.
The following table sets forth our condensed consolidated statements of operations information as a percentage of total revenue for the three month periods indicated below.

	Three Months Ended (Unaudited)
($ in thousands)	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020
Revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenue(1)	17.6%	16.3%	16.4%	16.6%	15.3%	15.2%	15.1%	15.9%
Gross profit	82.4%	83.7%	83.6%	83.4%	84.7%	84.8%	84.9%	84.1%
Operating expenses:
Research and product development(1)	27.6%	24.4%	24.3%	25.0%	23.4%	33.3%	23.6%	24.1%
Marketing and sales(1)	54.3%	43.9%	39.9%	36.1%	54.5%	42.7%	36.7%	34.3%
General and administrative(1)	17.3%	15.2%	16.0%	145.3%	10.9%	9.9%	7.4%	7.9%
Total operating expenses	99.2%	83.5%	80.2%	206.4%	88.8%	85.9%	67.7%	66.3%
Operating (loss)/income	(16.8)%	0.2%	3.4%	(123.0)%	(4.1)%	(1.1)%	17.2%	17.8%
Interest expense	(1.2)%	(1.2)%	(1.2)%	(1.4)%	(1.8)%	(1.2)%	(1.5)%	(1.6)%
Other income/(loss), net	0.7%	1.0%	1.0%	(0.6)%	2.0%	(2.4)%	(2.1)%	(0.9)%
(Loss)/income before (provision for)/benefit from income taxes	(17.3)%	—%	3.2%	(125.0)%	(3.9)%	(4.7)%	13.6%	15.3%
(Provision for)/benefit from income taxes	(27.3)%	(7.8)%	(1.9)%	5.3%	3.2%	7.1%	(2.4)%	(2.9)%
Net (loss)/income	(44.6)%	(7.8)%	1.3%	(119.7)%	(0.7)%	2.4%	11.2%	12.4%
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
As of March 31, 2022, we had cash and cash equivalents and investment in marketable securities of $258.4 million and $15.4 million of available borrowing capacity under our Revolving Credit Facility, as defined below. During July 2021, we were issued an additional letter of credit for $2.5 million relating to a security deposit for a new operating lease in Chicago, IL which reduced the amount available under our Revolving Credit Facility from $17.9 million to $15.4 million; see “Item 1. Financial Information, Item 1. Financial Statements, Note 9. Debt.” We believe our existing cash and cash equivalents and investment in marketable securities will be sufficient to meet our operating working capital and capital expenditure requirements over the next 12 months. We have also filed federal tax refund claims totaling approximately $8.7 million of which $4.0 million relates to a research and development tax credit carryback to 2018 and $4.7 million relates to a 2020 tax overpayment. We do not expect to receive these refunds until later in 2022. Our principal commitments consist of payments for our Credit Facility, operating leases and purchase commitments related to cloud-computing services. In addition, as of March 31, 2022, we had accrued $11.1 million of unrecognized tax benefits related to uncertain tax positions. At this time, we are unable to reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease over time. Our future financing requirements will depend on many factors, including our growth rate, subscription renewal activity, the timing and extent of spending to support development of our platform and products, the expansion of marketing and sales activities and any future investments or acquisitions we may make. Although we currently are not a party to any agreement and do not have any understanding with any third-parties with respect to future investments in, or acquisitions of, businesses or technologies, we may enter into these types of arrangements following the filing of this Quarterly Report on Form 10-Q, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all, including as a result of disruptions in the credit markets. See “Part 2. Item 1A. Risk Factors.”
The following table summarizes our operating, investing and financing activities for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
($ in thousands)	2022	2021
Net cash provided by/(used in):
Operating activities	$47,270	$50,131
Investing activities	$(46)	$(195,652)
Financing activities	$(9,811)	$288,304
Net cash provided by operating activities
Net cash provided by operating activities in the three months ended March 31, 2022 was $47.3 million, which reflected our net loss of $92.9 million, which was increased by non-cash items such as $24.1 million of stock-based compensation, $8.1 million of depreciation and amortization, and $0.3 million of non-cash lease expense. Cash provided by operating activities included $31.9 million in prepaid expenses and other current assets, $21.5 million in deferred revenue, $10.8 million in funds payable to customers, $42.2 million of accounts payable and accrued liabilities, which was offset by $1.4 million in accounts receivables and due from vendors.
Net cash provided by operating activities in the three months ended March 31, 2021 was $50.1 million, which reflected our net loss of $1.1 million, which was increased by certain non-cash items primarily consisting of $9.9 million of stock-based compensation and $8.5 million of depreciation and amortization. Cash provided by operating activities included $21.0 million in accounts payable and accrued liabilities and $20.4 million in deferred revenue.
Net cash used in investing activities
Net cash used in investing activities in the three months ended March 31, 2022 was $0.05 million, which reflected $3.4 million spent in connection with the purchase of property and equipment, and $4.0 million used to purchase marketable securities, offset by $7.3 million in proceeds from the sale and maturities of marketable securities.
Net cash used in investing activities in the three months ended March 31, 2021 was $195.7 million, which reflected $200.9 million, net of acquired cash, used to pay for the acquisition of Tock and $1.2 million used to purchase marketable securities, which was partially offset by $7.1 million in proceeds from the sale and maturities of marketable securities. We additionally spent $0.7 million in connection with the purchase of property and equipment.
Net cash (used in)/provided by financing activities
Net cash used in financing activities in the three months ended March 31, 2022 was $9.8 million, which reflects $7.6 million cash spent on stock purchases related to equity incentive plans and $3.4 million in principal payments on our Term Loan, partially offset by $1.1 million in proceeds from the exercise of stock options.
Net cash provided by financing activities in the three months ended March 31, 2021 was $288.3 million, which primarily reflected $304.4 million in proceeds from the issuance of 4,452,023 shares of Class C common stock, net of issuance costs. These proceeds were partially offset by $13.4 million in stock purchases related to equity incentive plans and $3.4 million in principal payments on our Term Loan.
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
Borrowings under the Credit Agreement are subject to an interest rate equal to, at our option, LIBOR or the bank’s alternative base rate (the “ABR”), in either case, plus an applicable margin. The ABR is the greater of the prime rate, the federal funds effective rate plus 0.5% or the LIBOR quoted rate plus 1.00%. The applicable margin is based on an indebtedness to consolidated EBITDA ratio as prescribed under the Credit Agreement and ranges from 1.25% to 2.25% on applicable LIBOR loans and 0.25% to 1.25% on ABR loans. In addition, the Revolving Credit Facility is subject to an unused commitment fee, payable quarterly, in an aggregate amount equal to 0.25% of the unutilized commitments (subject to reduction in certain circumstances). Consolidated EBITDA is defined in the Credit Agreement and is not comparable to our definition of adjusted EBITDA used elsewhere in the Quarterly Report on Form 10-Q since the Credit Agreement allows for additional adjustments to net loss including the exclusion of transaction costs, changes in deferred revenue, and other costs that may be considered non-recurring. Further, consolidated EBITDA, as defined in the Credit Agreement, may be different from similarly titled EBITDA financial measures used by other companies. The definition of consolidated EBITDA is contained in Section 1.1 of the Credit Agreement.
As of March 31, 2022, $526.5 million was outstanding under the Term Loan. The Term Loan requires scheduled quarterly principal payments beginning March 31, 2021 in aggregate annual amounts equal to 2.50% for 2021 and 2022, 7.50% for 2023 and 2024 and 10.00% for 2025, in each case, on the amended Term Loan principal amount, with the balance due at maturity. In addition, the Credit Agreement includes certain customary prepayment requirements for the Term Loan, which are triggered by events such as asset sales, incurrences of indebtedness and sale leasebacks.
As of March 31, 2022, $9.6 million was outstanding under the Revolving Credit Facility in the form of outstanding letters of credit and $15.4 million remained available for borrowing by us. The outstanding letters of credit relate to security deposits for certain of our leased locations.
The Credit Agreement contains certain customary affirmative covenants and events of default. The negative covenants in the Credit Agreement include, among others, limitations on our ability (subject to negotiated exceptions) to incur additional indebtedness or issue additional preferred stock, incur liens on assets, enter into agreements related to mergers and acquisitions, dispose of assets or pay dividends and distributions. In addition, commencing with the fiscal quarter ended December 31, 2020, we are required to maintain an indebtedness to consolidated EBITDA ratio of not more than 4.50, tested as of the last day of each fiscal quarter, with a step-down to 4.25 for the fiscal quarters ending March 31, 2022 and June 30, 2022, a further step-down to 4.00 for the fiscal quarters ending September 30, 2022 and December 31, 2022 and a final step-down to 3.75 for the fiscal quarter ending March 31, 2023 and each fiscal quarter thereafter (the “Financial Covenant”), subject to customary equity cure rights. The Financial Covenant is subject to a 0.50 step-up in the event of a material permitted acquisition, which we can elect to implement up to two times during the life of the facility. We did not elect to implement this step-up as a result of the acquisition of Tock. If we are not in compliance with the covenants under the Credit Agreement or we otherwise experience an event of default, the lenders would be entitled to take various actions, including acceleration of amounts due under the Credit Agreement. As of March 31, 2022, we were in compliance with all applicable covenants, including the Financial Covenant.
The obligations under the Credit Agreement are guaranteed by our wholly-owned domestic subsidiaries and are secured by substantially all of the assets of the guarantors, subject to certain exceptions.
Total interest expense related to our indebtedness was $2.4 million and $3.3 million for the three months ended March 31, 2022, and 2021 respectively.
Key Performance Indicators and Non-GAAP Financial Measures
We review the following key performance indicators and non-GAAP financial measures to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. Increases or decreases in our key performance indicators and non-GAAP financial measures may not correspond with increases or decreases in our revenue and our key performance indicators and non-GAAP financial measures may be calculated in a manner different from similar key performance indicators and non-GAAP financial measures, respectively, used by other companies.

	Three Months Ended March 31,
	2022	2021
Unique subscriptions (in thousands)	4,161	3,794
Total bookings (in thousands)	$228,539	$198,947
ARRR (in thousands)	$869,000	$754,206
ARPUS	$204.18	$190.45
Adjusted EBITDA (in thousands)	$(2,947)	$11,097
Unlevered free cash flow (in thousands)	$45,535	$51,782
GMV (in thousands)	$1,574,540	$1,225,988
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
Unique subscriptions increased 0.4 million, or 9.7%, as of March 31, 2022 compared to the same period in 2021. These increases were primarily a result of increased acquisition of new subscriptions and the retention of existing customers.
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
Total bookings increased $29.6 million, or 14.9%, for the three months ended March 31, 2022 compared to the same period in 2021. These increases were primarily a result of an increase in unique subscriptions and the addition of hospitality services.
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
ARRR increased $114.8 million, or 15.2%, as of March 31, 2022 compared to the same period in 2021. This increase was primarily a result of an increase in unique subscriptions and an increase in our commerce revenue which includes the addition of hospitality services.
Average revenue per unique subscription.   We calculate ARPUS as the total revenue during the preceding 12-month period divided by the average of the number of total unique subscriptions at the beginning and end of the period. We believe ARPUS is a useful metric in evaluating our ability to sell higher-value plans and add-on subscriptions.
ARPUS increased $13.73, or 7.2%, as of March 31, 2022 compared to the same period in 2021. The increase was primarily due to the addition of hospitality services as well as growth in attached products and an increased mix towards higher value plans.
Adjusted EBITDA.   Adjusted EBITDA is a supplemental performance measure that our management uses to assess our operating performance. We calculate adjusted EBITDA as net loss excluding interest expense, other income, net, provision for/(benefit from) income taxes, depreciation and amortization, stock-based compensation expense and other items that we do not consider indicative of our ongoing operating performance. The following is a reconciliation of adjusted EBITDA to the most comparable GAAP measure, net loss:

	Three Months Ended March 31,
($ in thousands)	2022	2021
Net loss	$(92,860)	$(1,146)
Interest expense	2,449	3,260
Provision for/(benefit from) income taxes	56,820	(5,782)
Depreciation and amortization	8,058	8,506
Stock-based compensation expense	24,097	9,852
Other income, net	(1,511)	(3,593)
Adjusted EBITDA	(2,947)	11,097
Adjusted EBITDA decreased $14.0 million, or 126.6% for the three months ended March 31, 2022 compared to the same period in 2021. The decrease is primarily due to increased marketing and sales expenses, an increase in cash-based payroll and benefit related expenses related to increases in headcount in research and development and the addition of hospitality services.
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

	Three Months Ended March 31,
($ in thousands)	2022	2021
Cash flows from operating activities	$47,270	$50,131
Cash paid of capital expenditures	(3,359)	(657)
Free cash flow	43,911	49,474
Cash paid for interest, net of the associated tax benefit	1,624	2,308
Unlevered free cash flow	$45,535	$51,782
Unlevered free cash flow decreased $6.2 million, or 12.1%, for the three months ended March 31, 2022 compared to the same period in 2021. The decrease was primarily driven by increased spending for marketing and sales and research and development expenses offset by the timing of diner prepayments related to our hospitality services. In addition, our capital expenditures increased as a result of purchases related to our growing employee base as it relates to leasehold improvements and employee hardware.
Gross Merchandise Value.   GMV represents the value of merchandise, physical goods, content and time sold, including hospitality services, net of refunds, on our platform over a given period of time. GMV processed on our platform increased $348.6 million, or 28.4%, for the three months ended March 31, 2022 compared to the same period in 2021.
Critical Accounting Policies and Estimates
The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the condensed consolidated financial statements. Management's estimates are based on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances. Actual results could differ from those estimates.
Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021. Our critical accounting policies have not significantly changed during the three months ended March 31, 2022. See "Part 1. Financial Information, Item 1. Financial Statements, Note 2. Summary of Significant Accounting Policies" elsewhere in this Quarterly Report on Form 10-Q for more information.
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
We may take advantage of these provisions until the last day of the fiscal year following the fifth anniversary of the effectiveness of the registration statement on Form S-1 filed with the SEC on May 19, 2021 or such earlier time that we are no longer an emerging growth company.
Under the JOBS Act, emerging growth companies also can delay adopting new or revised accounting standards until such time as those standards would otherwise apply to private companies. We currently take advantage of this exemption.
For risks related to our status as an emerging growth company, see “Part II. Item 1A.Risk Factors, Risks Related to our Business and Industry". We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our Class A common stock less attractive to investors.”

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Exchange Risk
While we generate the majority of our revenue in U.S. dollars, a portion of our revenue is denominated in Euros. For the three months ended March 31, 2022 and 2021, 70.7% of our revenue was denominated in U.S. dollars. For the three months ended March 31, 2022 and 2021, 29.3% of our revenue was denominated in Euros. During the three months ended September 30, 2021, we identified certain revenues which should have been classified as international revenues denominated in Euros during the first and second quarter. Accordingly, in the third quarter of 2021, we reclassified approximately $4.1 million related to the first quarter out of United States revenue denominated in U.S. dollars and into international revenue denominated in Euros. Using the updated classification, the revenue denominated as U.S. dollars and Euro would have been 68.4% and 31.6%, respectively, during the three months ended March 31, 2021. As we expand globally, we will be further exposed to fluctuations in currency exchange rates.
In addition, the assets and liabilities of our international subsidiaries are denominated in the local currencies of the subsidiaries. Accordingly, assets and liabilities of the subsidiary are translated into U.S. dollars at exchange rates in effect on the applicable balance sheet date. Income and expense items are translated at average exchange rates for the applicable period. As a result, our results of operations will be impacted by any increase or decrease in the value of the foreign currencies relative to the U.S. dollar. Transaction gains for the three months ended March 31, 2022 were $1.5 million, and for the three months ended March 31, 2021 were $3.5 million.
We currently do not hedge foreign currency exposure. We may in the future hedge our foreign currency exposure and may use currency forward contracts, currency options or other common derivative financial instruments to reduce foreign currency risk. It is difficult to predict the effect that future hedging activities would have on our operating results.
Interest rate sensitivity
We had cash equivalents and marketable securities totaling $112.8 million as of March 31, 2022. Our cash equivalents are held for working capital purposes. Our investments in marketable securities are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes. Our cash equivalents and our portfolio of marketable securities are subject to market risk due to changes in interest rates. Fixed rate securities may have their market value adversely affected due to a rise in interest rates. Our future investment income may fall short of our expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates.
Borrowings under the Credit Agreement are subject to an interest rate equal to, at our option, LIBOR or ABR, in either case, plus an applicable margin. Based on the outstanding balance of the Credit Agreement as of March 31, 2022, for every 100 basis point increase in LIBOR or ABR, we would incur approximately $5.3 million of additional annual interest expense. We currently do not hedge interest rate exposure. We may in the future hedge our interest rate exposure and may use swaps, caps, collars, structured collars or other common derivative financial instruments to reduce interest rate risk. It is difficult to predict the effect that future hedging activities would have on our operating results.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022, the end of the period covered by the Quarterly Report on Form 10-Q. Based on the evaluation of our disclosure controls and procedures our Chief Executive

Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were operating effectively and our management has concluded that our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with U.S. GAAP.
Material Weaknesses
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.
As disclosed in our Amendment No. 1 on Quarterly Report on Form 10-Q/A, a material weakness over financial reporting was identified as of September 30, 2021 in connection with our calculations of the weighted-average shares used in computing net (loss)/income per share attributable to Class A, Class B and Class C stockholders, basic and diluted (“WASO”), as well as the related calculation of net (loss)/income per share attributable to Class A, Class B and Class C common stockholders, basic and dilutive. As of March 31, 2022, we have completed the remediation of the material weakness by strengthening our management review controls including reperformance of the WASO calculation as well as review of the completeness and accuracy of the information used in the calculation by agreeing the data inputs to the appropriate source.
Changes in Internal Control Over Financial Reporting
During the quarter ended March 31, 2022, we remediated the material weakness over the calculations of the WASO and related calculation of net (loss)/income per share attributable to Class A, Class B and Class C common stockholders, basic and dilutive which was a change in our internal control over financial reporting that has materially affected, or is reasonably likely to affect, our internal control over financial reporting. See “Material Weakness” for further discussion of this finding.
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
Although we expect continued demand from individuals and businesses for our solutions, it is possible the rate of growth may not meet our expectations, or the market may not grow, including as a result of a negative economic impact from the COVID-19 pandemic or future adverse public health developments. Our expectations for future revenue growth are based in part on assumptions reflecting our industry knowledge and experience serving individuals and businesses, as well as our recent results, assumptions regarding demographic shifts, growth in the availability and capacity of internet infrastructure internationally and the general economic climate. If any of these assumptions proves to be inaccurate, including as a result of the extent of current global economic uncertainty, our growth could be significantly lower than expected.
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
We may be unable to obtain, maintain and protect our intellectual property rights and proprietary information or prevent third-parties from making unauthorized use of our technology.
Intellectual property rights are important to our business. We rely on a combination of trade secret, copyright, patent and trademark laws as well as contractual provisions, such as confidentiality and intellectual property assignment or ownership clauses, to protect our proprietary technology, know-how, brand and other intellectual property, all of which offer only limited protection. While it is our policy to protect and defend our intellectual property, the steps we take may be inadequate to prevent infringement, misappropriation, dilution or other potential violations of our intellectual property rights or to provide us with any competitive advantage. Further, the laws of foreign countries may not provide as much protection to intellectual property as exists in the United States. For example, some license provisions protecting against unauthorized use, copying, transfer and disclosure of our solutions may be unenforceable or otherwise limited under the laws of certain jurisdictions and foreign countries. Moreover, policing unauthorized use of our intellectual property is difficult, expensive and/or time-consuming, particularly in foreign countries where the laws may not be as protective of intellectual property rights as those in the United States or in non-judicial dispute resolution venues where legal procedures and process may be limited, and in each case where mechanisms for enforcement of intellectual property rights may be weak. To the extent we expand our international activities, our exposure to unauthorized copying and use of our intellectual property and proprietary information may increase. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. Despite the precautions taken by us, it may be possible for unauthorized third-parties to copy or reverse engineer our solutions and use information that we regard as proprietary to create solutions that compete with those offered by us.
We enter into confidentiality and invention assignment agreements with our employees and consultants and enter into confidentiality agreements with the parties with whom we have strategic relationships and business alliances. No assurance can be given that these agreements will be effective in controlling access to, or ownership of, our proprietary information and technology or providing adequate remedies for unauthorized use or disclosure of such information or technology. Further, these agreements do not prevent competitors from independently developing technologies that are substantially equivalent or superior to our solutions. Additionally, from time to time we may be subject to opposition or similar proceedings with respect to applications for registrations of our intellectual property, including but not limited to trademark applications. While we aim to acquire adequate protection of our brand through trademark registrations in key markets, occasionally third-parties may have already registered or otherwise acquired rights to identical or similar marks for solutions that also address the software market. Any of the pending or future trademark applications and any future patent applications, whether or not challenged, may not be issued with the scope of the claims we seek, if at all. There can be no guarantee that additional trademarks will issue from pending or future applications, that patents will issue from future applications, if any, or that any issued patents or trademarks will not be challenged, invalidated, circumvented or declared invalid or unenforceable, in whole or in part, or that the rights granted under the patents will provide us with meaningful protection or any commercial advantage. We rely on our brand and trademarks to identify our solutions to our customers and to differentiate our solutions from those of our competitors. If we are unable to adequately protect our trademarks, third-parties may use brand names or trademarks similar to ours in a manner that may cause confusion or dilute our brand names or trademarks, or register domain names using our brand and trademarks, which could decrease the value of our brand.
From time to time, we may discover that third-parties are infringing, misappropriating or otherwise violating our intellectual property rights. However, policing unauthorized use of our intellectual property and misappropriation of our technology is difficult and we may therefore not always be aware of such unauthorized use or misappropriation. In addition, litigation or other enforcement proceedings brought to protect and enforce our intellectual property rights can be costly, time-consuming and distracting to management and could result in the impairment or loss of portions of our intellectual property. As a result, we may be aware of infringement by competitors but may choose not to bring litigation or other enforcement proceedings to enforce our intellectual property rights due to the cost, time and distraction of bringing such litigation. Furthermore, even if we decide to bring litigation or other enforcement proceedings, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits challenging or opposing our right to use and otherwise exploit particular intellectual property, services and technology or the enforceability of our intellectual property rights. As a result, despite efforts by us to protect our intellectual property rights, unauthorized third-parties may attempt to use, copy or otherwise obtain and market or distribute our intellectual property or technology or otherwise develop solutions with the same or similar functionality as our solutions. If competitors infringe, misappropriate or otherwise violate our intellectual property rights and we are not adequately protected or elect not to enforce, or if competitors are able to develop solutions with the same or similar functionality without infringing our intellectual property, our competitive position, business, financial condition and results of operations could be harmed.
Claims by third-parties of intellectual property infringement, regardless of merit, could result in litigation and materially adversely affect our business, financial condition and results of operations.
The software industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patents and other intellectual property rights. Third-parties have asserted, and may in the future assert, that our platform, solutions, technology, methods or practices infringe, misappropriate or otherwise violate their intellectual property or other proprietary rights. Such claims may be made by competitors seeking to obtain a competitive advantage or by other parties. Our competitors and others may now and in the future have significantly larger and more mature patent portfolios than we have.
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
However, the terms of many open-source licenses have not been interpreted by United States or foreign courts and there is little or no legal precedent governing the interpretation of many of the terms of certain of these licenses. As a result, the potential impact of these terms on our business is uncertain and may result in unanticipated obligations or restrictions relating to the use of our platform. In that event, we could be required to seek licenses from third-parties in order to continue offering our solutions, to re-develop our solutions, to discontinue sales of our solutions or to release our proprietary source code under the terms of an open-source license, any of which could harm our business, financial condition and results of operations. From time to time, companies that use open-source software have faced claims challenging the use of open-source software and/or compliance with open-source license terms, and we may be subject to such claims in the future.
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
In addition to risks related to license requirements, usage of open-source software can lead to greater risks than the use of third-party commercial software, as open-source licensors generally do not provide warranties, controls on the origin or development of the software or remedies against the licensors. Further, given the nature of open-source software, it may be more likely that third-parties might assert copyright and other intellectual property infringement claims against us based on our use of open-source software. Finally, use of open-source software may introduce vulnerabilities into our solutions. Many of the risks associated with usage of open-source software cannot be eliminated and could adversely affect our business, financial condition and results of operations.
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
Our business involves the storage and/or transmission of personal information, payment card information and other confidential information. In addition, the amount of potentially sensitive or confidential data we store for customers on our servers has been increasing. If third-parties succeed in penetrating our security measures or those of our service providers, or in otherwise accessing or obtaining without authorization the sensitive or confidential information we or our service providers maintain, we could be subject to liability, loss of business, litigation, government investigations or other losses. Hackers or individuals who attempt to breach the security measures put in place by us or our service providers could, if successful, cause the unauthorized disclosure, misuse or loss of personal information, payment card information or other confidential information, suspend web-hosting operations or cause malfunctions or interruptions in our platform.
If we experience any material breaches of security measures or sabotage or otherwise suffer unauthorized use or disclosure of, or access to, personal information, payment card information or other confidential information, we might be required to expend significant capital and resources to address these problems. We may not be able to remedy any problems caused by hackers or other similar actors in a timely manner, or at all. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until after they are launched against a target, we and our service providers may be unable to anticipate these techniques or to implement adequate preventative measures. Advances in computer capabilities, discoveries of new weaknesses and other developments with software generally used by the internet community also increase the risk we, or customers using our servers, will suffer a material security breach. We, our service providers or our customers may also suffer material security breaches or unauthorized access to personal information, payment card information and other confidential information due to employee error, rogue employee activity, unauthorized access by third-parties acting with malicious intent or who commit an inadvertent mistake or social engineering. In this regard, the U.S. government reported that U.S. sanctions against Russia in response to the war in Ukraine could lead to an increased threat of cyberattacks against U.S. companies. If a material breach of security or other data security incident occurs or is perceived to have occurred, the perception of the effectiveness of our security measures and reputation could be harmed and we could lose current and potential customers, even if the security breach were to also affect one or more of our competitors. Further, concerns about practices with regard to the collection, use, disclosure or security of personal information, payment card information or other confidential information, even if unfounded, could damage our reputation and adversely affect our business, financial condition and results of operations.
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
We are subject to a variety of laws and regulations, including regulation by various federal government agencies, including the Federal Trade Commission (“FTC”), the Federal Communications Commission and state and local agencies, as well as data privacy and security laws in jurisdictions outside of the United States. We collect personal information and other potentially protected information from our current and prospective employees and from our current and prospective customers and their users. The U.S. federal and various state and foreign governments have adopted or proposed limitations on, or requirements regarding, the collection, distribution, use, security and storage of personal information, payment card information or other confidential information of individuals and the FTC and many state attorneys general are applying federal and state consumer protection laws to impose standards on the online collection, use and dissemination of data. Self-regulatory obligations, other industry standards, policies and other legal obligations may apply to our collection, distribution, use, security or storage of personal information, payment card information or other confidential information relating to individuals. These obligations may be interpreted and applied inconsistently from one jurisdiction to another and may conflict with one another, other regulatory requirements or our internal practices. Any failure or perceived failure by us to comply with United States, European Union or other foreign privacy or security laws, policies, industry standards or legal obligations or any security incident resulting in the unauthorized access to, or acquisition, release or transfer of, personal information, payment card information or other confidential information relating to our customers, employees or others may result in governmental enforcement actions, litigation, fines and penalties or adverse publicity and could cause our customers to lose trust in us, which could have an adverse effect on our reputation, business, financial condition and results of operations.

We expect there will continue to be newly enacted and proposed laws and regulations as well as emerging industry standards concerning privacy, data protection and information security in the United States, the European Union and other jurisdictions, and we cannot yet determine the impact such future laws, regulations and standards may have on our business. Such laws, regulations, standards and other obligations could impair our ability to, or the manner in which we collect or use information to target advertising to our customers, thereby having a negative impact on our ability to maintain and grow our customer base and increase revenue. For example, the CCPA requires, among other things, that covered companies such as ours provide new disclosures to California consumers and affords such consumers new rights, including the right to access and delete their information and to opt-out of certain sharing and sales of personal information or opt into certain financial incentive programs. The law also prohibits covered businesses from discriminating against consumers (e.g., charging more for services) for exercising any of their CCPA rights. The CCPA took effect on January 1, 2020 and enforcement of the CCPA by the California Attorney General began on July 1, 2020. The CCPA imposes a severe statutory damages framework as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action is expected to increase the likelihood of, and risks associated with, data breach litigation. It remains unclear how various provisions of the CCPA will be interpreted and enforced. The CCPA has been amended on multiple occasions and is the subject of regulations of the California Attorney General finalized on August 14, 2020. Additionally, the California Secretary of State recently certified a new privacy law, the California Privacy Rights Act (the “CPRA”), which California voters approved on November 4, 2020. This initiative significantly modifies the CCPA, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. Virginia, Colorado and Utah have also recently passed comprehensive privacy laws. Other states may pass comparable legislation, with potentially greater penalties and more rigorous compliance requirements relevant to our business. The effects of the CCPA, and other similar state or federal laws, are potentially significant and may require us to modify our data processing practices and policies and to incur substantial costs and potential liability in an effort to comply with such legislation. Future restrictions on the collection, use, sharing or disclosure of our customers’ data or additional requirements for express or implied consent of customers for the collection, use, disclosure, sharing or other processing of such information could increase our operating expenses, require us to modify our solutions, possibly in a material manner, or stop offering certain solutions, and could limit our ability to develop and implement new solutions.
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
The regulatory environment applicable to the handling of European Economic Area (“EEA”) and United Kingdom individuals’ personal data, and our actions taken in response, may cause us to face a risk of enforcement actions by data protection authorities in the EEA and the United Kingdom, assume additional liabilities or incur additional costs and could result in our business, financial condition and results of operations being harmed. In particular, with regard to transfers to the United States of personal data (as such term is used in the GDPR) of our European current and prospective employees and our European and United Kingdom customers and their users, the E.U.-U.S. Privacy Shield was invalidated by the Court of Justice of the European Union in July 2020, and the E.U. Model Clauses have been subject to legal challenge and may be modified or invalidated. The European Commission has adopted the new modular E.U. Model Clauses, providing for an 18 month implementation period and the non-legally binding guidance on Supplementary Measures that has been issued by the European Data Protection Board casts doubt on the ability to transfer unencrypted data to the United States. We are monitoring these developments, but depending on the outcome, we may be unsuccessful in maintaining a legitimate means for our transfer and receipt of personal data from the EEA and United Kingdom in the United States and any other countries that are not considered adequate by the European Union or the United Kingdom. We may, in addition to other impacts, experience additional costs associated with increased compliance burdens and be required to engage in new contract negotiations with third-parties that aid in processing data on our behalf or localize certain data. We may experience reluctance or refusal by current or prospective European customers to use our solutions, and we may find it necessary or desirable to make further changes to our handling of personal data of EEA and United Kingdom residents.
We are also subject to evolving privacy laws on tracking technologies, including cookies and e-marketing. For example, in the European Union and the United Kingdom, regulators are increasingly focusing on compliance with requirements in the online behavioral advertising ecosystem, and current national laws that implement the ePrivacy Directive are expected to be replaced by an E.U. regulation known as the ePrivacy Regulation which will significantly increase fines for non-compliance. Recent guidance and case law in the European Union and the United Kingdom require, subject to limited exceptions, opt-in consent for the placement of a cookie or similar tracking technologies on a customer’s device and for direct electronic marketing. Evolving privacy laws on cookies and e-marketing could lead to substantial costs, require significant systems changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, increase costs and subject us to additional liabilities. Regulation of cookies and similar technologies, and any decline of cookies or similar online tracking technologies as a means to identify and potentially target users, may lead to broader restrictions and impairments on our marketing and personalization activities and may negatively impact our efforts to understand our customers.
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
Our terms of service and acceptable use policy prohibit our customers from using our platform to engage in illegal or otherwise prohibited activities, and our terms of service and acceptable use policy permit us to terminate a customer’s account if we become aware of such use. Customers may nonetheless use our platform to engage in prohibited or illegal activities, such as uploading content in violation of applicable laws, which could subject us to liability. Furthermore, our brand may be negatively impacted by the actions of customers that may be deemed to be hostile, offensive, harassing, abusive, harmful, obscene, inappropriate or illegal, whether such actions occur on our platform or otherwise. We do not proactively monitor or review the appropriateness of our customers’ content and we do not have control over customer activities or the activities in which their users engage. The safeguards we have in place may not be sufficient for us to avoid liability or avoid harm to our brand, especially if such hostile, offensive, harassing, abusive, harmful, obscene, inappropriate or illegal use is or becomes high profile, which could adversely affect our business, financial condition and results of operations. Customers using the platform may also operate businesses in regulated industries, which are subject to additional scrutiny, increasing the potential liability we could incur.
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
To date, laws, regulations and enforcement actions by governments have not materially restricted use of the internet in most parts of the world. However, the legal and regulatory environment relating to the internet is uncertain, and governments have recently proposed numerous regulations on various aspects of internet activity. New laws may be passed, courts may issue decisions affecting the internet, existing but previously inapplicable or unenforced laws may be deemed to apply to the internet or regulatory agencies may begin to more rigorously enforce such formerly unenforced laws, or existing legal safe harbors may be narrowed, both by U.S. federal or state governments and by governments of foreign jurisdictions. The adoption of any new laws or regulations, or the narrowing of any safe harbors or immunities, could hinder growth in the use of the internet and online services generally, and decrease acceptance of the internet and online services as a means of communications, e-commerce and advertising. In addition, such changes in laws could increase our costs of doing business or prevent us from delivering our solutions over the internet or in specific jurisdictions, which could harm our business, financial condition and results of operations. For example, we rely on a variety of statutory and common-law frameworks and defenses relevant to the content available on our platform, including the Digital Millennium Copyright Act (the “DMCA”), the Communications Decency Act (the “CDA”), and fair-use doctrines in the United States and the Electronic Commerce Directive in the European Union. The DMCA limits, but does not necessarily eliminate, our potential liability for caching, hosting, listing or linking to third-party content that may include materials that infringe copyrights or other rights. The CDA further limits our potential liability for content uploaded onto our platform by third-parties. Defenses such as the fair-use doctrine (and related doctrines in other countries) may be available to limit our potential liability for featuring third-party intellectual property content for purposes such as reporting, commentary and parody. In the European Union, the Electronic Commerce Directive offers certain limitations on our potential liability for featuring third-party content. However, each of these statutes and doctrines are subject to uncertain or evolving judicial interpretation and regulatory and legislative amendments, and we cannot guarantee that such frameworks and defenses will be available. Regulators in the United States and in other countries may introduce new regulatory regimes that increase potential liability for content available on our platform, including liability for misleading, false or manipulative information, hate speech, privacy violations, copyrighted content, trademark infringement or misappropriation, injuries arising from product failures and other types of online or offline harm. For example, there have been various legislative and executive efforts to restrict the scope of the protections available to online platforms under Section 230 of the CDA, and current protections from liability for third-party content in the United States could decrease or change. There are also a number of legislative proposals in the United States, at both the federal and state level, and in the European Union and the United Kingdom, that could impose new obligations in areas affecting our business, such as liability for copyright and trademark infringement and other online harm. Any new legislation may be difficult to comply with in a timely and comprehensive manner and may expose our business or customers to increased costs, and/or liability. If the rules, doctrines or currently available defenses change, if international jurisdictions refuse to apply protections similar to those that are currently available in the United States or the European Union or if a court were to disagree with our application of those rules to our solutions, our potential liability for content created by third-parties and posted to our platform could require us to expend significant resources to try to comply with the new rules and implement additional measures to reduce our exposure to such liability or we could incur liability and our business, financial condition and results of operations could be harmed.
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
As of March 31, 2022, we have outstanding $526 million aggregate principal amount of borrowings under the Term Loan and $9.6 million aggregate principal amount of borrowings under the Revolving Credit Facility (as defined above). If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures or to sell assets, seek additional capital or restructure or refinance our indebtedness. Our ability to restructure or refinance our current or future debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives. We cannot assure you that our business will be able to generate sufficient levels of cash or that future borrowings or other financings will be available to us in an amount sufficient to enable us to service our indebtedness and fund our other liquidity needs. In addition, our indebtedness under the Credit Agreement (as defined above) bears interest at variable rates. Because we have variable rate debt, fluctuations in interest rates may affect our business, financial condition and results of operations.
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
As of March 31, 2022, we had customers in over 200 countries and territories and expect to continue to expand our international operations in the future. However, international sales and the use of our platform in various countries subject us to risks that we do not generally face with respect to domestic sales. These risks include, but are not limited to:
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
•lower levels of credit card usage, access to online payment methods, and increased payment risks;
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
The determination of our worldwide provision for income taxes and other tax liabilities requires significant judgment by management, and there are transactions where the ultimate tax determination is uncertain. Although we believe that our estimates are reasonable, the ultimate tax outcome may differ from the amount recorded in our condensed consolidated financial statements and may materially affect our financial results in the period or periods for which such determination is made.
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
If there are fluctuations in our effective tax rate due to changes in tax laws or regulations, we could suffer adverse tax and other financial consequences.
New tax laws or regulations could be enacted at any time, and existing tax laws or regulations could be interpreted, modified or applied in a manner that adversely affects our tax rates and therefore our results of operations and financial condition.
In the United States, President Biden's administration released several corporate income tax proposals, including an increase to the U.S. corporate income tax rate and changes in taxation of non-U.S. income.
In addition, the Organization for Economic Co-Operation and Development announced in October 2021 that over 130 countries had reached an agreement to address global tax challenges including a proposal for a global minimum effective tax rate of 15% which would apply to companies with global annual revenue above €750 million. Although it is difficult at this stage to determine with precision the impact the proposals would have on our results of operations and financial condition, their implementation could materially increase our effective tax rate.
Exchange rate fluctuations may negatively affect our business, financial condition and results of operations.
Our business, financial condition and results of operations are affected by fluctuations due to changes in foreign currency exchange rates. While we generate the majority of our revenue in U.S. dollars, a portion of our revenue is denominated in Euros. For the year ended December 31, 2021, 69.4% of our revenue was denominated in U.S. dollars and 30.6% of our revenue was denominated in Euros and for the three months ended March 31, 2022, 70.7% of our revenue was denominated in U.S. dollars and 29.3% of our revenue was denominated in Euros. As we expand globally, we will be further exposed to fluctuations in currency exchange rates to the extent that the revenue that we generate in currencies other than the U.S. dollar increases. Furthermore, currency exchange rates have been especially volatile in the recent past, and these currency fluctuations may make it difficult for us to predict our results of operations.
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
Pursuant to Section 404 of the Sarbanes-Oxley Act (“Section 404”) and the related rules adopted by the SEC and the Public Company Accounting Oversight Board, our management will be required to report on the effectiveness of our disclosure controls and internal control over financial reporting starting with our second Quarterly Report on Form 10-Q. Because we are not currently required to comply with Section 404, we are not required to make a formal assessment of the effectiveness of our internal controls, or to deliver a report that assesses the effectiveness of our internal control over financial reporting. We have not yet determined whether our existing internal controls over financial reporting are compliant with Section 404. This process will require the investment of substantial time and resources, including by our Chief Financial Officer and other members of our senior management. In addition, we cannot predict the outcome of this determination and whether we will need to implement remedial actions. Management’s assessment of our internal control systems and procedures may identify weaknesses and conditions that need to be addressed or other matters that may raise concerns for investors, including confidence in the accuracy and completeness of our financial reports. The determination and any remedial actions required could result in us incurring additional costs that we did not anticipate. In addition, we could become subject to investigations by the SEC or other regulatory authorities. Additionally, any actual or perceived weakness or condition that needs to be addressed in our internal control systems may have an adverse impact on our business, financial condition and results of operations.
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
We have made, and will continue to make, changes to our financial management control systems and other areas to manage our obligations as a public company, including corporate governance, corporate controls, disclosure controls and procedures and financial reporting and accounting systems. On November 10, 2021, we identified a material weakness in our internal control over financial reporting relating to our calculation of WASO (“the WASO Material Weakness”) for the three months ended September 30, 2021. While we have performed certain remediation activities to strengthen our controls to address the identified material weaknesses, control weaknesses are not considered remediated until new internal controls have been operational for a period of time, are tested, and management concludes that these controls are operating effectively. We completed the remediation process of the WASO Material Weakness by the end of the fiscal period dated March 31, 2022. See “Item 4. Controls and Procedures” under Part I of this Quarterly Report on Form 10-Q for further details on our remediation processes for the above mentioned material weaknesses.
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
Our Class A common stock has one vote per share and our Class B common stock has ten votes per share. The multi-class structure of our common stock has the effect of concentrating voting control with our Class B common stockholders. As of March 31, 2022, Mr. Casalena holds a majority of the voting power of our outstanding capital stock. As a result, Mr. Casalena will have control over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. He may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. Corporate actions might be taken even if other stockholders oppose them. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control or other liquidity event of our company, could deprive our stockholders of an opportunity to receive a premium for their shares of Class A common stock as part of a sale or other liquidity event and might ultimately affect the trading price of our Class A common stock. Future transfers by holders of Class B common stock will generally result in those shares converting to Class A common stock, which will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term.
Pursuant to our amended and restated certificate of incorporation, we are authorized to issue 1,000,000,000 shares of Class C common stock and as of March 31, 2022, there is no Class C common stock outstanding. Although we have no current plans to issue any shares of Class C common stock in the future, we may issue shares of Class C common stock for a variety of corporate purposes, including financings, acquisitions, investments, dividends and equity incentives to our employees, consultants and directors. Under our amended and restated certificate of incorporation, our board of directors has the authority, without stockholder approval except as required by the listing standards of the NYSE, to issue additional shares of our capital stock. Because the Class C common stock carries no voting rights, is not convertible into any other capital stock and is not listed for trading on an exchange or registered for sale with the SEC, shares of Class C common stock may be less liquid and less attractive to any future recipients of these shares than shares of Class A common stock, although we may seek to list the Class C common stock for trading and register shares of Class C common stock for sale in the future. In addition, because our Class C common stock carries no voting rights and is not counted when determining whether the seven percent ownership threshold related to automatic conversion of the Class B common stock is met, if we issue shares of Class C common stock in the future, the holders of our Class B common stock, including our Founder and Chief Executive Officer, may be able to elect all of our directors and to determine the outcome of most matters submitted to a vote of our stockholders for a longer period of time than would be the case if we issued Class A common stock rather than Class C common stock in such transactions. In addition, if we issue shares of Class C common stock in the future, such issuances would have a dilutive effect on the economic interests of our Class A common stock and Class B common stock.
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

General Risk Factors
Our business, financial condition and results of operations may differ from any projections that we disclose or any information that may be attributed to us by third-parties.
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

tem 6. Exhibits

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

Squarespace, Inc.

Date: May 12, 2022	By:	/s/ Anthony Casalena
Anthony Casalena Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2022	By:	/s/ Marcela Martin
Marcela Martin Chief Financial Officer (Principal Financial Officer)