Form 10-Q
period 2022-06-30
Squarespace, Inc.
filed 2022-07-28
CIK 1496963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
_________________________________
[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2022, the registrant had 91,246,588 shares of Class A Common Stock, 47,844,755 shares of Class B Common Stock, and no shares of Class C Common Stock, each with a par value of $0.0001 per share, outstanding.

			PAGE

PART I.		FINANCIAL INFORMATION	4
	Item 1.	Financial Statements (Unaudited)	4
		Condensed Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021	4
		Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2022 and 2021	5
		Condensed Consolidated Statements of Comprehensive Loss for the Three and Six Months Ended June 30, 2022 and 2021	6
		Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Deficit for the Three and Six Months Ended June 30, 2022 and 2021	7
		Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2022 and 2021	9
		Notes to Unaudited Condensed Consolidated Financial Statements	10
	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	29
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	45
	Item 4.	Controls and Procedures	45

PART II.		OTHER INFORMATION	47
	Item 1.	Legal Proceedings	47
	Item 1A.	Risk Factors	47
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	70
	Item 3.	Defaults Upon Senior Securities	71
	Item 4.	Mine Safety Disclosures	71
	Item 5.	Other Information	71
	Item 6.	Exhibits	71

SIGNATURES			72

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
•our ability to anticipate market needs and develop new solutions to meet those needs;
•our ability to improve and enhance the functionality, performance, reliability, design, security and scalability of our existing solutions;
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
•our ability to generate new customers through our marketing and selling activities;
•our ability to successfully identify, manage and integrate any existing and potential acquisitions;
•our ability to hire, integrate and retain highly skilled personnel;
•our ability to adapt to and comply with existing and emerging regulatory developments, technological changes and cybersecurity needs;
•our compliance with privacy and data protection laws and regulations as well as contractual privacy and data protection obligations;
•our ability to establish and maintain intellectual property rights;
•our ability to manage expansion into international markets;
•the expected timing, amount, and effect of our share repurchases; and
•     the other risks and uncertainties described under “Risk Factors.”
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

PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
SQUARESPACE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$215,092	$203,247
Restricted cash	39,706	30,433
Investment in marketable securities	32,163	31,456
Accounts receivable, net	8,638	7,969
Due from vendors	2,872	1,828
Prepaid expenses and other current assets	50,528	67,099
Total current assets	348,999	342,032
Property and equipment, net	52,690	52,839
Operating lease right-of-use assets	96,354	—
Goodwill	435,601	435,601
Intangible assets, net	51,122	60,138
Other assets	9,537	8,939
Total assets	$994,303	$899,549
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Deficit
Current liabilities:
Accounts payable	$23,230	$26,533
Accrued liabilities	65,370	60,861
Deferred revenue	258,099	233,999
Funds payable to customers	39,593	30,137
Debt, current portion	26,280	13,586
Deferred rent and lease incentives, current portion	—	2,095
Operating lease liabilities, current portion	10,975	—
Total current liabilities	423,547	367,211
Debt, non-current portion	494,000	513,047
Deferred rent and lease incentives, non-current portion	—	32,348
Operating lease liabilities, non-current portion	118,485	—
Other liabilities	357	422
Total liabilities	1,036,389	913,028
Commitments and contingencies (see Note 11)
Redeemable convertible preferred stock, par value of $0.0001; zero shares authorized as of June 30, 2022 and December 31, 2021, respectively; zero shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	—	—
Preferred stock, par value of $0.0001; 100,000,000 authorized as of June 30, 2022 and December 31, 2021, respectively; zero shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	—	—
Stockholders’ deficit:
Class A common stock, par value of $0.0001; 1,000,000,000 shares authorized as of June 30, 2022 and December 31, 2021, respectively; 91,246,588 and 90,826,625 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	9	9
Class B common stock, par value of $0.0001; 100,000,000 shares authorized as of June 30, 2022 and December 31, 2021, respectively; 47,844,755 and 48,344,755 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	5	5
Class C common stock (authorized March 15, 2021), par value of $0.0001; zero shares authorized as of June 30, 2022 and December 31, 2021, respectively; zero shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	—	—
Class C common stock (authorized May 10, 2021), par value of $0.0001; 1,000,000,000 shares authorized as of June 30, 2022 and December 31, 2021, respectively; zero shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	—	—
Additional paid in capital	914,420	911,570
Accumulated other comprehensive loss	(3,301)	(208)
Accumulated deficit	(953,219)	(924,855)
Total stockholders’ deficit	(42,086)	(13,479)
Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$994,303	$899,549
The accompanying notes are an integral part of these financial statements.

SQUARESPACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$212,702	$196,010	$420,464	$375,656
Cost of revenue	36,993	32,501	73,642	59,909
Gross profit	175,709	163,509	346,822	315,747
Operating expenses:
Research and product development	58,829	48,912	116,157	90,923
Marketing and sales	68,743	70,784	181,649	168,756
General and administrative	39,190	284,730	75,171	304,246
Total operating expenses	166,762	404,426	372,977	563,925
Operating income/(loss)	8,947	(240,917)	(26,155)	(248,178)
Interest expense	(3,319)	(2,827)	(5,768)	(6,087)
Other income/(loss), net	6,217	(1,201)	7,728	2,392
Income/(loss) before benefit from/(provision for) income taxes	11,845	(244,945)	(24,195)	(251,873)
Benefit from/(provision for) income taxes	52,651	10,413	(4,169)	16,195
Net income/(loss)	$64,496	$(234,532)	$(28,364)	$(235,678)
Net income/(loss) attributable to Class A, Class B and Class C common stockholders, basic and dilutive	$64,496	$(234,532)	$(28,364)	$(235,678)

Net income/(loss) per share attributable to Class A, Class B, and Class C common stockholders, basic	$0.46	$(3.22)	$(0.20)	$(4.54)
Net income/(loss) per share attributable to Class A, Class B, and Class C common stockholders, dilutive	$0.45	$(3.22)	$(0.20)	$(4.54)
Weighted-average shares used in computing net income/(loss) per share attributable to Class A, Class B, and Class C stockholders, basic	140,082,038	72,900,951	139,754,453	51,879,264
Weighted-average shares used in computing net income/(loss) per share attributable to Class A, Class B, and Class C stockholders, dilutive	142,133,303	72,900,951	139,754,453	51,879,264
The accompanying notes are an integral part of these financial statements.

SQUARESPACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income/(loss)	$64,496	$(234,532)	$(28,364)	$(235,678)
Other comprehensive income/(loss):
Foreign currency translation adjustment	(2,037)	788	(2,838)	(494)
Unrealized loss on marketable securities, net of income taxes	(77)	(46)	(255)	(91)
Total other comprehensive (loss)/income	(2,114)	742	(3,093)	(585)
Total comprehensive income/(loss)	$62,382	$(233,790)	$(31,457)	$(236,263)
The accompanying notes are an integral part of these financial statements.

SQUARESPACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT
(in thousands, except share and per share data)
(unaudited)
Three and Six Months Ended June 30, 2022

	Redeemable Convertible Preferred Stock		Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2021	—	$—	90,826,625	$9	48,344,755	$5	—	$—	$911,570	$(208)	$(924,855)	$(13,479)
Stock-based compensation	—	—	—	—	—	—	—	—	24,160	—	—	24,160
Stock option exercises	—	—	343,687	—	—	—	—	—	1,141	—	—	1,141
Vested RSUs converted to common shares	—	—	680,134	—	—	—	—	—	—	—	—	—
Repurchase and retirement of Class A common stock for tax withholdings upon vesting of RSUs	—	—	(287,455)	—	—	—	—	—	(7,672)	—	—	(7,672)
Net loss	—	—	—	—	—	—	—	—	—	—	(92,860)	(92,860)
Total other comprehensive loss, net of taxes	—	—	—	—	—	—	—	—	—	(979)	—	(979)
Balance at March 31, 2022	—	$—	91,562,991	$9	48,344,755	$5	—	$—	$929,199	$(1,187)	$(1,017,715)	$(89,689)
Stock-based compensation	—	—	—	—	—	—	—	—	27,056	—	—	27,056
Stock option exercises	—	—	269,064	—	—	—	—	—	969	—	—	969
Vested RSUs converted to common shares	—	—	827,149	—	—	—	—	—	—	—	—	—
Repurchase and retirement of Class A common stock for tax withholdings upon vesting of RSUs	—	—	(350,156)	—	—	—	—	—	(7,602)	—	—	(7,602)
Repurchase and retirement of Class A common stock	—	—	(1,562,460)	—	—	—	—	—	(35,202)	—	—	(35,202)
Conversion of Class B common stock to Class A common stock	—	—	500,000	—	(500,000)	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—	—	—	64,496	64,496
Total other comprehensive loss, net of taxes	—	—	—	—	—	—	—	—	—	(2,114)	—	(2,114)
Balance at June 30, 2022	—	$—	91,246,588	$9	47,844,755	$5	—	$—	$914,420	$(3,301)	$(953,219)	$(42,086)
The accompanying notes are an integral part of these financial statements.

SQUARESPACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT
(in thousands, except share and per share data)
(unaudited)
Three and Six Months Ended June 30, 2021

	Redeemable Convertible Preferred Stock		Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2020	104,446,332	$131,390	8,903,770	$1	14,368,532	$1	—	$—	$9,043	$2,455	$(675,706)	$(664,206)
Stock-based compensation	—	—	—	—	—	—	—	—	9,873	—	—	9,873
Stock option exercises	—	—	—	—	900,476	—	—	—	707	—	—	707
Vested RSUs converted to common shares	—	—	525,920	—	—	—	—	—	—	—	—	—
Repurchase and retirement of Class A common stock for tax withholdings upon vesting of RSUs	—	—	(270,089)	—	—	—	—	—	(13,416)	—	—	(13,416)
Issuance of Class C common stock, net of issuance costs	—	—	—	—	—	—	4,452,023	—	304,409	—	—	304,409
Issuance of Class C common stock for acquisition	—	—	—	—	—	—	2,750,330	1	188,178	—	—	188,179
Accretion of redeemable convertible preferred stock	—	969	—	—	—	—	—	—	(969)	—	—	(969)
Net loss	—	—	—	—	—	—	—	—	—	—	(1,146)	(1,146)
Total other comprehensive loss, net of taxes	—	—	—	—	—	—	—	—	—	(1,327)	—	(1,327)
Balance at March 31, 2021	104,446,332	$132,359	9,159,601	$1	15,269,008	$1	7,202,353	$1	$497,825	$1,128	$(676,852)	$(177,896)
Stock-based compensation	—	—	—	—	—	—	—	—	250,534	—	—	250,534
Stock option exercises	—	—	1,201,066	—	874,695	—	—	—	2,962	—	—	2,962
Vested RSUs converted to common shares	—	—	588,786	—	—	—	—	—	—	—	—	—
Repurchase and retirement of Class A common stock for tax withholdings upon vesting of RSUs	—	—	(247,120)	—	—	—	—	—	(12,319)	—	—	(12,319)
Conversion of convertible preferred stock to Class A and Class B common stock in connection with the direct listing	(104,446,332)	(132,359)	54,862,435	6	49,583,897	5	—	—	132,348	—	—	132,359
Conversion of Class B common stock to Class A common stock in connection with the direct listing	—	—	17,382,845	1	(17,382,845)	(1)	—	—	—	—	—	—
Conversion of Class C common stock to Class A common stock in connection with the direct listing	—	—	7,202,353	1	—	—	(7,202,353)	(1)	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	(234,532)	(234,532)
Total other comprehensive income, net of taxes	—	—	—	—	—	—	—	—	—	742	—	742
Balance at June 30, 2021	—	$—	90,149,966	$9	48,344,755	$5	—	$—	$871,350	$1,870	$(911,384)	$(38,150)
The accompanying notes are an integral part of these financial statements.

SQUARESPACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2022	2021
OPERATING ACTIVITIES:
Net loss	$(28,364)	$(235,678)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	15,869	16,232
Stock-based compensation	50,957	260,365
Deferred income taxes	—	(16,981)
Non-cash lease expense	638	—
Other	502	565
Changes in operating assets and liabilities:
Accounts receivable and due from vendors	(1,701)	(105)
Prepaid expenses and other current assets	(3,021)	(10,786)
Accounts payable and accrued liabilities	9,260	4,260
Deferred revenue	30,294	30,766
Funds payable to customers	9,456	10,097
Other operating assets and liabilities	(207)	88
Net cash provided by operating activities	83,683	58,823
INVESTING ACTIVITIES:
Proceeds from the sale and maturities of marketable securities	15,940	14,805
Purchases of marketable securities	(17,016)	(14,181)
Purchase of property and equipment	(5,735)	(2,415)
Cash paid for acquisitions, net of acquired cash	—	(202,515)
Net cash used in investing activities	(6,811)	(204,306)
FINANCING ACTIVITIES:
Principal payments on debt	(6,793)	(6,793)
Payments for repurchase and retirement of Class A common stock	(35,202)	—
Taxes paid related to net share settlement of equity awards	(15,269)	(25,735)
Proceeds from exercise of stock options	2,110	3,566
Proceeds from issuance of Class C (authorized on March 15, 2021) common stock, net of issuance costs	—	304,409
Dividends paid	—	(367)
Net cash (used in)/provided by financing activities	(55,154)	275,080
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(600)	(38)
Net increase in cash, cash equivalents, and restricted cash	21,118	129,559
Cash, cash equivalents, and restricted cash at the beginning of the period	233,680	57,891
Cash, cash equivalents, and restricted cash at the end of the period	$254,798	$187,450

Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$215,092	$160,142
Restricted cash	39,706	27,308
Cash, cash equivalents, and restricted cash at the end of the period	$254,798	$187,450

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
Cash paid during the year for interest	$5,247	$5,628
Cash paid during the year for income taxes	$5,968	$1,080

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCE ACTIVITIES
Purchases of property and equipment included in accounts payable and accrued liabilities	$1,582	$1,090
Non-cash leasehold improvements	$5,679	$—
Capitalized stock-based compensation	$259	$42
Issuance of Class C (authorized on March 15, 2021) common stock for acquisition	$—	$188,179
Receivables for exercise of stock options included in prepaid expenses and other current assets	$—	$103
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
COVID-19
In March 2020, the World Health Organization declared the outbreak of the novel coronavirus ("COVID-19") a pandemic. The COVID-19 pandemic has created, and may continue to create, significant uncertainty in macroeconomic conditions. The countries in which the Company operates have begun easing initial measures to control the spread of COVID-19. However, the Company is not able to estimate the impact that COVID-19 will continue to have on worldwide economic activity or the Company’s results of operations, financial condition, or liquidity. As of June 30, 2022, the Company has not experienced a materially adverse impact from COVID-19. The Company continues to assess the potential impacts of COVID-19 and the measures taken by governments, businesses and other organizations in response to COVID-19 as information becomes available.
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
As of June 30, 2022 and December 31, 2021, no single customer accounted for more than 10% of the Company’s accounts receivable. Additionally, no single customer accounted for more than 10% of the Company’s revenue during the three and six months ended June 30, 2022 and 2021.
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
Restricted Cash and Payment Processing Transactions
As a result of the acquisition of Tock, the Company processes certain payments and holds funds on behalf of its restaurant customers consisting of diner prepayments for restaurant reservations as well as to-go orders. While the Company does not have any contractual obligations to hold such cash as restricted, the diner prepayments and associated sales tax are included in restricted cash in the condensed consolidated balance sheet as of June 30, 2022 and December 31, 2021.
In addition, the Company recognizes the liability due to restaurant customers in funds payable to customers and the associated sales tax payable in accrued liabilities in the condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021. Funds are remitted to the restaurant customers based on the stipulated contract terms. In addition to restricted cash held on behalf of restaurant customers, the Company recognizes in-transit receivables from certain third-party vendors which assist in processing and settling payment transactions due to a clearing period before the related cash is received or settled. In-transit receivables are included in due from vendors in the condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021.

SQUARESPACE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
The following table represents the assets and liabilities related to payment processing transactions:

	June 30, 2022	December 31, 2021
Restricted cash	$39,706	$30,433
Due from vendors	2,872	1,828
Total payment processing assets	42,578	32,261
Funds payable to customers	(39,593)	(30,137)
Sales tax payable	(2,985)	(2,124)
Total payment processing liabilities	(42,578)	(32,261)
Total payment processing transactions, net	$—	$—
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
Leases
ASC Topic 842, Leases
The Company adopted ASC Topic 842, Leases, as of January 1, 2022. The Company determines if an arrangement is or contains a lease at inception by assessing whether the arrangement conveys the right to control the use of an identified asset. The Company classifies, measures and recognizes a lease liability on the lease commencement date based on the present value of lease payments over the remaining lease term. As of June 30, 2022, the Company's leases are classified as operating leases. The Company uses an estimated incremental borrowing rate based on information available at the lease commencement date in determining the present value of future payments as the rate implicit in the lease is not generally known. The incremental borrowing rate is based on the rate of interest the Company would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Operating right-of-use assets related to operating lease liabilities equal the amount of the initial measurement of the lease liability adjusted for any initial direct costs, prepaid rent and lease incentives received. Lease terms that are used in determining operating lease liabilities at lease inception may include options to extend or terminate the leases and when it is reasonably certain that the Company will exercise such options. Operating lease expense is recorded on a straight-line basis over the lease term. The straight-line expense is allocated within the condensed consolidated statements of operations based on departmental employee headcount. Variable lease costs are recognized as incurred and allocated within the condensed consolidated statements of operations based on departmental employee headcount. The Company has applied practical expedients for lease agreements with lease and non-lease components, and in such cases, accounts for the components as a single lease component. The Company has also elected not to recognize operating right-of-use assets and operating lease liabilities for any lease with an original lease term of less than one year.
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
ASC Topic 840, Leases
The Company categorized leases at their inception as either operating or capital leases. In the ordinary course of business, the Company enters into long term operating leases for office space. The Company’s headquarters is located in New York, NY. As of December 31, 2021, the Company also had office leases in Portland, OR, Los Angeles, CA, Chicago, IL, and Dublin, Ireland, all of which included varying commencement and expiration dates. The Company recognized rent expense on a straight-line basis over the lease period and accrued for rent expense as incurred, but not paid. Any related lease incentives were recorded as a reduction in rent expense on a straight-line basis over the lease term. The Company classified deferred rent and lease incentives as current based on the rent expense that would have been recognized during the succeeding twelve-month period from the balance sheet date. All other deferred rent and lease incentives were recorded as non-current in the condensed consolidated balance sheets. The Company recognized any sublease rental income on a straight-line basis as an offset to rent expense.
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
Accounting Pronouncements Recently Adopted
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). This standard requires lessees to recognize a right-of-use asset and a lease liability for operating leases initially measured at the present value of the lease payments in its condensed consolidated balance sheets. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. In July 2018, the FASB issued ASU 2018-10, Leases (Topic 842): Codification Improvements (“ASU 2018-10”) and ASU 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”), to provide additional guidance for the adoption of ASU 2016-02. ASU 2018-10 clarifies certain provisions and corrects unintended applications of the guidance. ASU 2018-11 provides an alternative transition method which allows entities the option to present all prior periods under previous lease accounting guidance while recognizing the cumulative effect of applying the new standard as an adjustment to the opening balance of retained earnings in the year of adoption. In June 2020, the FASB issued ASU No. 2020-05, Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842): Deferral of the Effective Date, which requires nonpublic companies to adopt the provisions of ASU 2016-02 for fiscal years beginning after December 15, 2021, and for interim periods in fiscal years beginning after December 15, 2022. The Company adopted this standard as of January 1, 2022 using the modified retrospective approach. Pursuant to the practical expedients, the Company has elected not to reassess: (i) whether expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases, or, (iii) initial direct costs for any existing leases. The Company recognized $100,998 of operating lease right-of-use assets and $127,009 of operating lease liabilities on its condensed consolidated balance sheets as of January 1, 2022 with the difference being primarily adjustments for deferred rent and remaining lease incentive balances. The adoption of this standard did not have a material impact on the Company’s condensed consolidated statements of operations. See "Note 12. Leases" for further information.
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

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
	Presence	Commerce	Total	Presence	Commerce	Total
Subscription revenue
Transferred over time	$142,603	$48,867	$191,470	$282,379	$95,922	$378,301
Transferred at a point in time	3,391	—	3,391	7,049	—	7,049
Non-subscription revenue
Transferred over time	442	905	1,347	840	1,751	2,591
Transferred at a point in time	95	16,399	16,494	208	32,315	32,523
Total revenue	$146,531	$66,171	$212,702	$290,476	$129,988	$420,464

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
	Presence	Commerce	Total	Presence	Commerce	Total
Subscription revenue
Transferred over time	$133,687	$42,302	$175,989	$262,818	$79,556	$342,374
Transferred at a point in time	2,849	—	2,849	5,700	—	5,700
Non-subscription revenue
Transferred over time	546	72	618	1,121	144	1,265
Transferred at a point in time	195	16,359	16,554	509	25,808	26,317
Total revenue	$137,277	$58,733	$196,010	$270,148	$105,508	$375,656
Revenue by Geography
Revenue by geography is based on the customer’s self-reported country identifier or, if not available, the billing address or IP address, and was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
United States	$152,354	$141,517	$299,174	$268,560
International	60,348	54,493	121,290	107,096
Total revenue	$212,702	$196,010	$420,464	$375,656
During the three months ended September 30, 2021, the Company identified certain revenues which should have been classified as international revenues during the first and second quarter. Accordingly, in the third quarter of 2021, the Company reclassified approximately $4,101 and $5,132 related to the first and second quarter out of United States and into international revenue. Using the updated classification, the international revenue for the three and six months ended June 30, 2021 would have been $59,625 and $116,329, respectively. Further, the United States revenue for the three and six months ended June 30, 2021 would have been $136,385 and $259,327, respectively. No amounts were reclassified related to 2022.
Currently no individual country contributes greater than 10% of total international revenue.
Deferred Revenue
The deferred revenue balance as of June 30, 2022 and December 31, 2021 represents the Company’s aggregate remaining performance obligations that are expected to be recognized as revenue in subsequent periods. Generally, the Company’s contracts are for one year or less and the value for contracts with terms greater than one year is not material. The change in deferred revenue primarily reflects cash payments received during the period for which the performance obligation was not satisfied prior to the end of the period partially offset by $69,507 and $178,129 of revenues recognized during the three and six months ended June 30, 2022, respectively, and $62,500 and $159,155 during the three and six months ended June 30, 2021, respectively.

SQUARESPACE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
Capitalized Contract Costs
Assets capitalized related to contract costs consisted of the following:

	June 30, 2022	December 31, 2021
Capitalized referral fees, current	$5,301	$4,813
Capitalized referral fees, non-current	7,200	7,713
Capitalized app fees, current	989	1,202
Sales commissions, current	398	221
Sales commissions, non-current	169	131
Total capitalized contract costs	$14,057	$14,080
Amortization of capitalized contract costs were $2,607 and $5,236 for the three and six months ended June 30, 2022, respectively, and $2,050 and $3,952 for the three and six months ended June 30, 2021, respectively, and were included in marketing and sales in the condensed consolidated statements of operations.
There were no impairment charges recognized related to capitalized contract costs for the three and six months ended June 30, 2022 and 2021.
Obligations for Returns, Refunds and Other Similar Obligations
The Company did not have any material change in revenue recognition from a previous period due to refunds, change in transaction price or other consideration variables. As of June 30, 2022 and December 31, 2021, obligations for refunds were $358 and $506, respectively, and are included in accrued liabilities in the condensed consolidated balance sheets.
4.Acquisitions
The Company did not acquire any businesses during the three and six months ended June 30, 2022.
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

SQUARESPACE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)

Amount
Consideration transferred	$425,710
Less: Issuances of Class C common stock	(188,179)
Less: Cash acquired	(18,350)
Less: Restricted cash	(17,011)
Add: Working capital to be paid to Squarespace, Inc. as of June 30, 2021	345
Cash paid for acquisitions, net of acquired cash	$202,515
5.Investment in Marketable Securities
The following tables represent the amortized cost, gross unrealized gains and losses and fair market value of the Company’s available-for-sale (“AFS”) marketable securities:

	June 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
Corporate bonds and commercial paper	$16,403	$—	$(109)	$16,294
Asset backed securities	6,113	—	(25)	6,088
U.S. treasuries	9,940	—	(159)	9,781
Total investment in marketable securities	$32,456	$—	$(293)	$32,163

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
Corporate bonds and commercial paper	$19,301	$—	$(14)	$19,287
Asset backed securities	6,190	2	—	6,192
U.S. treasuries	6,003	—	(26)	5,977
Total investment in marketable securities	$31,494	$2	$(40)	$31,456
The Company did not have any AFS marketable securities that were in an unrealized loss position for more than 12 months as of June 30, 2022 and December 31, 2021.
The Company recognized unrealized losses of $77 and $255 with respect to its AFS securities during the three and six months ended June 30, 2022, respectively, and $46 and $91 during the three and six months ended June 30, 2021, respectively. The unrealized losses were due to changes in market rates and the Company has determined the losses are temporary in nature. These unrealized losses were classified in accumulated other comprehensive loss in the condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021.
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
The contractual maturities of the investments classified as marketable securities were as follows:

	June 30, 2022	December 31, 2021
Due within 1 year	$23,267	$19,248
Due in 1 year through 5 years	8,896	12,208
Total investment in marketable securities	$32,163	$31,456

SQUARESPACE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
6.Fair Value of Financial Instruments
A summary of the Company’s investments in marketable securities (including, if applicable, those marketable securities classified as cash and cash equivalents) were as follows:

	June 30, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$80,762	$—	$—	$80,762
Available-for-sale debt securities
Corporate bonds and commercial paper	—	16,294	—	16,294
Asset backed securities	—	6,088	—	6,088
U.S. treasuries	9,781	—	—	9,781
Total	$90,543	$22,382	$—	$112,925

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$81,501	$—	$—	$81,501
Available-for-sale debt securities
Corporate bonds and commercial paper	—	19,287	—	19,287
Asset backed securities	—	6,192	—	6,192
U.S. treasuries	5,977	—	—	5,977
Total	$87,478	$25,479	$—	$112,957
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
7.Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	June 30, 2022	December 31, 2021
Prepaid advertising expenses	$2,193	$16,236
Prepaid income taxes	23,798	22,032
Prepaid operational expenses	17,033	12,301
Receivables for leasehold improvements	—	5,186
Prepaid referrals, current	5,301	4,813
Other current assets	2,203	6,531
Total prepaid expenses and other current assets	$50,528	$67,099

SQUARESPACE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
8.Accrued Liabilities
Accrued liabilities consisted of the following:

	June 30, 2022	December 31, 2021
Accrued marketing expenses	$18,361	$23,042
Accrued indirect taxes	24,478	19,565
Accrued leasehold improvement expenditures	90	1,228
Accrued product expenses	4,362	1,359
Accrued payroll expense	5,957	2,900
Other accrued expenses	12,122	12,767
Total accrued liabilities	$65,370	$60,861
9.Debt
Debt outstanding as of June 30, 2022 and December 31, 2021 was as follows:

	June 30, 2022	December 31, 2021
Term Loan	$523,058	$529,852
Less: unamortized original issue discount	(2,274)	(2,635)
Less: unamortized deferred financing costs	(504)	(584)
Less: debt, current	(26,280)	(13,586)
Total debt, non-current	$494,000	$513,047
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
Borrowings under the Credit Facility are subject to an interest rate equal to LIBOR plus the applicable margin based on our Consolidated Total Debt to Consolidated EBITDA ratio. The applicable margin was 1.50% as of June 30, 2022. The effective interest rate as of June 30, 2022 was 3.19%.
As of June 30, 2022, $9,643 was outstanding under the Revolving Credit Facility in the form of outstanding letters of credit and $15,357 remained available for borrowing by the Company. The letters of credit issued as of June 30, 2022 were related to certain of the Company's operating lease agreements for offices that require security deposits in the form of an irrevocable letter of credit. The letters of credit issued are subject to a fee equal to the interest rate on the Credit Facility. In addition, the Revolving Credit Facility is subject to an unused commitment fee of 0.20% to 0.25%, depending on the consolidated total debt to consolidated EBITDA ratio as defined by the 2020 Credit Agreement, quarterly to the lenders in respect of the unutilized commitments.
The 2020 Credit Agreement contains certain customary affirmative covenants and events of default. The negative covenants in the Credit Facility include, among other items, limitations on the ability, subject to negotiated exceptions, to incur additional indebtedness or issue additional preferred stock of the Company, to create or issue certain liens on certain assets, to enter into agreements related to mergers and acquisitions, including the sale of certain assets or disposition of assets, or declare, make or pay dividends and distributions. The 2020 Credit Agreement contains certain negative covenants for an indebtedness to consolidated EBITDA ratio, as defined by the 2020 Credit Agreement, and commencing with December 31, 2020 and all fiscal quarters thereafter through maturity. As a result of the Modification, commencing with the fiscal quarter ended December 31, 2020, the Company is required to maintain an indebtedness to consolidated EBITDA ratio of not more than 4.50, tested as of the last day of each fiscal quarter, with a step-down to 4.25 for the fiscal quarters ending March 31, 2022 and June 30, 2022, a further step-down to 4.00 for the fiscal quarters ending September 30, 2022 and December 31, 2022 and a final step-down to 3.75 for the fiscal quarter ending March 31, 2023 and each fiscal quarter thereafter (the “Financial Covenant”), subject to customary equity cure rights. The Financial Covenant is subject to a 0.50 step-up in the event of a material permitted acquisition, which the Company can elect to implement up to two times during

SQUARESPACE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
the life of the facility. The Company did not elect to implement this step-up as a result of the acquisition of Tock. If the Company is not in compliance with the covenants under the 2020 Credit Agreement or the Company otherwise experiences an event of default, the lenders would be entitled to take various actions, including acceleration of amounts due under the 2020 Credit Agreement. As of June 30, 2022, the Company was in compliance with all applicable covenants, including the Financial Covenant.
Consolidated EBITDA is defined in the Credit Agreement as net income/(loss) adjusted to exclude interest expense, other income/(loss), net, benefit from/(provision for) income taxes, depreciation and amortization, and stock-based compensation expense. In addition, consolidated EBITDA also allows for other adjustments such as the exclusion of transaction costs, changes in deferred revenue, and other costs that may be considered non-recurring.
Scheduled Principal Payments
The scheduled principal payments required under the terms of the 2020 Credit Facility were as follows:

Year Ending December 31,	Amount
Remainder of 2022	$6,792
2023	40,758
2024	40,758
2025	434,750
Total	$523,058
10.Income Taxes
For interim periods, the Company has historically utilized the estimated annual effective tax rate method under which the Company determined its provision for income taxes based on the current estimate of its annual effective tax rate. For the three and six months ended June 30, 2022, the Company utilized the discrete effective tax rate method, as allowed under ASC Topic 740, Income Taxes - Interim Reporting, when the application of the estimated annual tax rate method is impractical and does not provide a reliable estimate of the annual effective tax rate. The discrete method treats the year-to-date period as if it were the annual period and determines the interim income taxes on that basis. The Company determined that since small changes in estimated annual pre-tax income/(loss) would result in significant changes in the estimated annual effective tax rate and significant variations in the customary relationship between the benefit from/(provision for) income taxes and pre-tax accounting income/(loss), the historical method would not provide a reliable estimate of the effective tax rate for the three and six months ended June 30, 2022. The Company will reevaluate the use of this method each quarter until the Company believes a return to the estimated annual effective tax rate method is deemed appropriate.
For the three months ended June 30, 2022 and 2021, the Company recorded an income tax benefit of $52,651 and an income tax benefit of $10,413 respectively, which resulted in an effective tax rate of 444.5% and (4.3)%, respectively. For the six months ended June 30, 2022 and 2021, the Company recorded an income tax expense of $4,169 and an income tax benefit of $16,195 respectively, which resulted in an effective tax rate of 17.2% and (6.4)%, respectively.
The Company’s effective income tax rate for the three and six months ended June 30, 2022 differed from the statutory rate of 21% primarily due to the change in the valuation allowance for deferred tax assets related primarily to the capitalization of research and development expenditures, nondeductible executive compensation, global intangible low-taxes income, unrecognized tax benefits, and the effect from foreign operations, partially offset by research and development tax credits, windfall on stock-based compensation, and deduction from foreign-derived intangible income. The provision for income taxes for the three and six months ended June 30, 2022 also reflects a provision of the Tax Cuts and Jobs Act of 2017 becoming effective as of January 1, 2022 that requires companies to capitalize and amortize research and development expenditures rather than deduct the costs as incurred. Unless the law is changed or repealed, the Company expects its effective tax rate and cash tax payments to change significantly as compared to fiscal 2021.
The Company’s estimated annual effective income tax rate for the three and six months ended June 30, 2021 differed from the statutory rate of 21% primarily due to nondeductible executive compensation, nondeductible transaction expenses, minimum taxes, partially offset by windfall on stock-based compensation and research and development tax credits.
As of June 30, 2022, the Company had unrecognized tax benefits of $9,665, all of which would not affect the effective tax rate due to the Company's full valuation allowance against all federal, state and foreign deferred tax assets that the Company believes will not be realizable on a more-likely-than-not basis. As of June 30, 2021, the Company had unrecognized tax benefits of $5,302, all of which would affect the effective tax rate if recognized. The increase was primarily due to tax positions taken during the current and prior periods. The Company is unable to reasonably estimate the timing of long-term payments or the amount by which the liability will increase or decrease. The Company’s policy is to classify accrued interest and penalties related to unrecognized tax benefits in the benefit from/(provision for) income taxes

SQUARESPACE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
in the condensed consolidated statement of operations. There were no accrued interest and penalties as of June 30, 2022. Accrued interest and penalties were $311 as of June 30, 2021.
The Company’s corporate federal income tax returns for the years ended December 31, 2012 through December 31, 2021 remain subject to examination by the Internal Revenue Service. The Company’s corporate income tax returns for the years ended December 31, 2017 through December 31, 2021 remain subject to examination by taxing authorities in various U.S. states and Ireland. In addition, in the U.S., any net operating losses or credits that were generated in prior years but utilized in open years may also be subject to examination.
11.Commitments and Contingencies
Indirect Taxes
The Company is subject to indirect taxation in some, but not all, of the various U.S. states and foreign jurisdictions in which it conducts business. Therefore, the Company has an obligation to charge, collect and remit Value Added Tax (“VAT”) or Goods and Services Tax (“GST”) in connection with certain of its foreign sales transactions and sales and use tax in connection with eligible sales to subscribers in certain U.S. states. On June 21, 2018, the U.S. Supreme Court overturned the physical presence nexus standard and held that states can require remote sellers to collect sales and use tax. In addition, U.S. states and foreign jurisdictions have and continue to enact laws which expand tax collection and remittance obligations that could apply to a platform like the Company's. As a result of these rulings, recently enacted laws, and the scope of the Company’s operations, taxing authorities continue to provide regulations that increase the complexity and risks to comply with such laws and could result in substantial liabilities, prospectively as well as retrospectively. Based on the information available, the Company continues to evaluate and assess the jurisdictions in which indirect tax nexus exists and believes that the indirect tax liabilities are adequate and reasonable. However, due to the complexity and uncertainty around the application of these rules by taxing authorities, results may vary materially from the Company’s expectations. The Company had an indirect tax liability of $24,478 and $19,565 as of June 30, 2022 and December 31, 2021, respectively, which is included in accrued liabilities in the condensed consolidated balance sheets.
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
12.Leases
The Company has operating leases for its office space with lease terms through 2034. Certain lease agreements include options to extend and/or terminate the lease. The Company's lease agreements do not contain terms and conditions of material restrictions, covenants, or residual value guarantees. Variable lease costs are comprised primarily of the Company's proportionate share of operating expenses and property taxes.
On March 10, 2022, the Company entered into an agreement to sublease a portion of one of its office spaces in Chicago, IL through the existing termination date of May 30, 2023. The Company expects to receive total lease payments of approximately $409 over the term of the sublease. During the three and six months ended June 30, 2022, the Company recorded sublease income of $125 related to the sublease Chicago, IL office space.
On March 31, 2022, the Company remeasured the useful life of its operating lease right-of-use asset related to its leased office space in Los Angeles, CA due to ceasing the use of the office space with no expected future benefit. As a result, the Company recorded an additional $258 of operating lease expense during the six months ended June 30, 2022.

SQUARESPACE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
The components of operating lease expense, net recognized in the condensed consolidated statements of operations were as follows:

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Operating lease costs
Operating lease costs	3,571	7,424
Variable lease costs	523	869
Short-term lease costs	32	48
Operating lease income
Sublease income	215	$310
Total operating lease expense, net	$3,911	$8,031
Supplemental disclosure of cash and non-cash operating activities related to operating leases were as follows:

Six Months Ended June 30, 2022
Cash paid for amounts included in the measurement of operating lease liabilities, net of cash received for lease incentives	$6,756
The Company did not record any material operating lease right-of-use assets in exchange for new operating lease liabilities during the three and six months ended June 30, 2022.
As of June 30, 2022, the weighted-average lease term and discount rate related to operating leases were as follows:

June 30, 2022
Weighted-average remaining lease term (in years)	8.83
Weighted-average discount rate use in measuring operating lease liabilities	3.69%
As of June 30, 2022, maturities of operating lease liabilities were as follows:

Year Ending December 31,	Amount
Remainder of 2022	$7,345
2023	15,772
2024	16,386
2025	16,772
2026	17,496
Thereafter	79,194
Total operating lease payments	152,965
Less: imputed interest	(23,505)
Total operating lease liabilities	$129,460
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
On May 10, 2022, the board of directors authorized a general share repurchase program of the Company’s Class A common stock of up to $200,000, with no fixed expiration (the "Stock Repurchase Plan"). These Class A common stock repurchases may occur in the open market, through privately negotiated transactions, through block purchases, other purchase techniques including the establishment of one or more plans under Rule 10b5-1 of the Securities Exchange Act of 1934 or by any combination of such methods. The timing and actual amount of shares repurchased will depend on a variety of different factors and may be modified, suspended or terminated at any time at the discretion of the board of directors.
During the three months ended June 30, 2022, the Company repurchased 1,562,460 shares for a total cash consideration of $35,202, including commissions of $34, under the Stock Repurchase Plan through open market purchases at a weighted-average price per share of $20.73. As of June 30, 2022, approximately $164,798 remained available for stock repurchase pursuant to the Stock Repurchase Program.
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
On May 10, 2021, the Company created a new Class C common stock pursuant to the Company's amended and restated certificate of incorporation. The Company authorized 1,000,000,000 shares of the new Class C common stock, par value $0.0001 per share. The board of directors has the authority, without stockholder approval except as required by the NYSE, to issue shares of our Class C common stock. The new Class C common stock is not convertible into shares of Class A common stock or shares of Class B common stock and has no voting rights. As of June 30, 2022, the Company has not issued any shares of the new Class C common stock.
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
During the three and six months ended June 30, 2022, the Company did not declare or pay any dividends. During the three and six months ended June 30, 2021, the Company did not declare any dividends.
15.Accumulated Other Comprehensive Income/(Loss)
Accumulated other comprehensive income/(loss) activity for the three and six months ended June 30, 2022 and 2021 was as follows:

	Foreign Currency Translation Adjustments	Net Unrealized Losses on Marketable Securities	Total Accumulated Other Comprehensive Loss
Balance at December 31, 2021	$(170)	$(38)	$(208)
Other comprehensive loss before reclassifications	(801)	(178)	(979)
Other comprehensive loss	(801)	(178)	(979)
Balance at March 31, 2022	$(971)	$(216)	$(1,187)
Other comprehensive loss before reclassifications	(2,037)	(77)	(2,114)
Other comprehensive loss	(2,037)	(77)	(2,114)
Balance at June 30, 2022	$(3,008)	$(293)	$(3,301)

SQUARESPACE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)

	Foreign Currency Translation Adjustments	Net Unrealized Gains/(Losses) on Marketable Securities	Total Accumulated Other Comprehensive Income/(Loss)
Balance at December 31, 2020	$2,341	$114	$2,455
Other comprehensive loss before reclassifications	(1,282)	(45)	(1,327)
Other comprehensive loss	(1,282)	(45)	(1,327)
Balance at March 31, 2021	$1,059	$69	$1,128
Other comprehensive income/(loss) before reclassifications	788	(46)	742
Other comprehensive income/(loss)	788	(46)	742
Balance at June 30, 2021	$1,847	$23	$1,870
Amounts reclassified out of accumulated other comprehensive income/(loss), net of taxes, during the three and six months ended June 30, 2022 and 2021 were not material.
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
Stock options in common stock exercised were 269,064 and 612,751 during the three and six months ended June 30, 2022, respectively, and 2,075,761 and 2,976,237 during the three and six months ended June 30, 2021, respectively. Cash consideration for stock options exercised were $969 and $2,110 during the three and six months ended June 30, 2022, respectively, and $2,858 and $3,566 during the three and six months ended June 30, 2021, respectively.
Restricted Stock Units (RSUs)
Squarespace, Inc. 2017 Equity Incentive Plan
On November 17, 2017, the Company’s board of directors approved the Squarespace, Inc. 2017 Equity Incentive Plan (“the 2017 Plan”). Under the 2017 Plan, the Company may grant shares of its Class A common stock in the form of RSUs, stock options, stock appreciation rights, performance stock awards and other stock awards. RSUs generally vest over four years and are measured based on the fair market value of the underlying Class A common stock on the date of grant, as determined by the Company’s board of directors. During the three and six months ended June 30, 2022, there were 733,488 and 1,413,622 shares that vested under the 2017 plan of which 324,080 and 611,535 shares were reacquired in order to satisfy employee tax obligations, respectively. After April 15, 2021, there were no additional grants issued from the 2017 Plan.
Squarespace, Inc. 2021 Equity Incentive Plan
On March 25, 2021, the Company’s board of directors adopted the Squarespace, Inc. 2021 Equity Incentive Plan (“the 2021 Plan”) which was approved by the stockholders on May 3, 2021 and went into effect on May 9, 2021. Under the 2021 Plan, the Company may grant shares of its Class A common stock in the form of RSUs, stock options, stock appreciation rights, performance stock awards and other stock awards. During the three and six months ended June 30, 2022, the Company granted 673,715 and 5,192,191 shares of Class A common stock in the form of RSUs under the 2021 Plan, respectively. RSUs generally vest over four years and subsequent to the Direct Listing, are measured based on the closing price of our Class A common stock as reported on the date of grant. During the three and six months ended June 30, 2022, there were 93,661 shares that vested under the 2021 plan of which 26,076 shares were reacquired in order to satisfy employee tax obligations.
Additional Shareholder RSUs
During the six months ended June 30, 2021, the Company granted 438,468 shares of Class C common stock in the form of RSUs outside of the 2017 and 2021 Plans. Immediately prior to the registration statement in connection with the Direct Listing being declared effective, shares of Class C common stock automatically converted to Class A common stock.

SQUARESPACE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
Executive Restricted Stock Grant
On August 22, 2017, and subsequently modified on August 24, 2020, the Company granted its Chief Executive Officer ("CEO") 4,460,858 shares of Class B common stock (the “CEO Stock Grant”) that contained a provision that required either (1) a Liquidation Event (other than a liquidation, dissolution or winding up of the Company) as defined by the Stock Grant Agreement or (2) an IPO, as defined by the Stock Grant Agreement before August 22, 2021 or the shares would be forfeited. The Company estimated the fair value of the Class B common stock to be $51.40 per share on the modification date.
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
During the three and six months ended June 30, 2022, the Company recorded compensation expense of $7,731 and $15,377, respectively, related to the Casalena Performance Award in general and administrative expenses in the condensed consolidated statements of operations.
Stock-based Compensation
The classification of stock-based compensation by line item in the condensed consolidated statements of operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenue	$846	$380	$1,470	$655
Research and product development	11,508	8,245	21,676	15,038
Marketing and sales	2,395	1,569	3,994	2,741
General and administrative	12,111	240,319	23,817	241,931
Total stock-based compensation	$26,860	$250,513	$50,957	$260,365
The amount above excludes $196 and $259 of stock compensation capitalized as property and equipment, net, for the three and six months ended June 30, 2022, respectively, and $21 and $42 for the three and six months ended June 30, 2021, respectively.
During the three months ended June 30, 2022, certain RSUs were modified to allow for accelerated vesting. As a result of these modifications, the Company recorded $2,175 during the three months ended June 30, 2022 and will record lower stock-based compensation expense of $18,247 through fiscal 2026.

SQUARESPACE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
17.Related Party Transactions
The Company's Chief Financial Officer was appointed as a member of the board of directors of Avalara, Inc. on August 28, 2021. Transactions between Avalara, Inc. and the Company were not material for the three and six months ended June 30, 2022.
Certain members of Tock's senior management have an ownership in several of the Company's restaurant customers. For the three and six months ended June 30, 2022, these restaurant customers contributed revenue of $303 and $565. As of June 30, 2022, the Company had a liability of $3,212 due to these restaurant customers, which primarily represents diner prepayments and sales tax, and is included in funds due to customers in the condensed consolidated balance sheets.
On September 1, 2014, the Company entered into an agreement with Getty Images to resell certain content to the Company’s customers. The Deputy Chairman of Getty Images is a member of the Company’s board of directors. Amounts recorded in connection with this agreement were not material for the three and six months ended June 30, 2022.
18.Net Income/(Loss) per Share Attributable to Class A, Class B and Class C Common Stockholders
The Company computes net income/(loss) per share of Class A common stock, Class B common stock and Class C common stock under the two-class method required for multiple classes of common stock and participating securities. The rights, including the liquidation and dividend rights, of the Class A common stock, Class B common stock and Class C common stock are substantially identical, other than voting rights. Accordingly, the Class A common stock, Class B common stock and Class C common stock share in the Company’s net income/(loss). Each share of Class C common stock was automatically converted into a share of Class A common stock immediately prior to the registration statement in connection with the Direct Listing being declared effective.
The following table sets forth the computation of basic and diluted net income/(loss) per share attributable to Class A, Class B and Class C common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net income/(loss)	$64,496	$(234,532)	$(28,364)	$(235,678)
Net income/(loss) attributable to Class A, Class B and Class C common stockholders, basic and dilutive	$64,496	$(234,532)	$(28,364)	$(235,678)
Denominator:
Weighted-average shares used in computing net income/(loss) per share attributable to Class A, Class B, and Class C stockholders, basic	140,082,038	72,900,951	139,754,453	51,879,264
Effect of dilutive securities	2,051,265	—	—	—
Weighted-average shares used in computing net income/(loss) per share attributable to Class A, Class B, and Class C stockholders, dilutive	142,133,303	72,900,951	139,754,453	51,879,264
Net income/(loss) per share attributable to Class A, Class B, and Class C common stockholders, basic	$0.46	$(3.22)	$(0.20)	$(4.54)
Net income/(loss) per share attributable to Class A, Class B, and Class C common stockholders, dilutive	$0.45	$(3.22)	$(0.20)	$(4.54)
The following weighted-average outstanding shares of potentially dilutive securities were excluded from the computation of diluted net income/(loss) per share attributable to Class A, Class B and Class C common stockholders for the periods presented because including them would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Outstanding stock options	—	2,251,021	1,229,291	2,251,021
Restricted stock units	6,498,455	5,737,243	8,058,013	5,737,243
Total	6,498,455	7,988,264	9,287,304	7,988,264

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and the related notes and the other financial information included elsewhere in this Quarterly Report and our audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended December 31, 2021 included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 7, 2022. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual business, financial condition and results of operations could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly under “Part 2. Item 1A. Risk Factors.” Our historical results are not necessarily indicative of the results that may be expected for any period in the future.
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
We primarily derive revenue from monthly and annual subscriptions to our presence and commerce solutions. Subscription revenue accounted for 91.6% of our total revenue for the three and six months ended June 30, 2022, and 91.2% and 92.7% of our total revenue for the three and six months ended June 30, 2021, respectively. Payments for our subscription plans are generally collected at the beginning of the subscription period and we generally recognize the associated revenue ratably over the term of the customer contract. Non-subscription revenue primarily consists of commerce transaction fees received through revenue sharing arrangements with payment processors that handle our customers’ commerce transactions, payment processing fees received in exchange for use of our hospitality services as well as revenue we generate from third-party services we offer that provide additional functionality to our customers.
We generated revenue of $212.7 million and $420.5 million for the three and six months ended June 30, 2022, respectively, and net income of $64.5 million and net loss of $28.4 million for the three and six months ended June 30, 2022, respectively. We generated revenue of $196.0 million and $375.7 million for the three and six months ended June 30, 2021, respectively, and net loss of $234.5 million and $235.7 million for the three and six months ended June 30, 2021, respectively. We believe we have a stable and predictable business model driven by customer acquisition and the adoption by our customers over time of higher value offerings and add-on subscriptions. Our platform serves all types of customers, from small and medium-sized businesses ("SMBs") and independent creators, such as restaurants, photographers, wedding planners, artists, musicians and bloggers, to iconic brands. No individual unique subscription accounted for more than 1% of our total bookings for the three and six months ended June 30, 2022 and 2021.
Key Factors Affecting Our Performance
Acquisition of new and retention of existing unique subscriptions
The growth of unique subscriptions to our platform is the primary driver of our revenue growth. The number of unique subscriptions to our platform has grown sequentially across 26 consecutive quarters, rising to 4.2 million unique subscriptions as of June 30, 2022, representing an increase of 6.2% relative to June 30, 2021. In order to continue to grow the number of unique subscriptions, we intend to continue to invest in our marketing efforts, develop new points of entry to our platform and expand internationally. We increased our marketing and sales spend 7.6% during the six months ended June 30, 2022 relative to the same period in 2021. We view this increased spending as a long-term investment in our business to attract new unique subscriptions.
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
For the three and six months ended June 30, 2022, our platform processed approximately $1,517.3 million and $3,091.8 million of gross merchandise value ("GMV"), respectively, representing an increase of 5.3% and 16.0% from the same period in 2021, respectively. GMV represents the total dollar value of orders processed through our platform in the period, net of refunds and fraudulent orders.
We continue to invest and innovate our commerce offerings to enable customers to build the most impactful online stores, deepen our functionality in physical commerce and establish leadership in commerce services and hospitality services. Our commerce revenue was $66.2 million and $130.0 million for the three and six months ended June 30, 2022, representing 12.7% and 23.2% growth from the same period in 2021, respectively. We believe the adoption of our commerce offerings by new and existing customers will help drive our long-term revenue growth.
Investments in product innovation
We rely on hiring and retaining a talented product development workforce. The success of our customers relies on the innovation tied to this workforce and our ability to remain agile to address customer needs. Our research and product development expenses were $58.8 million and $116.2 million for the three and six months ended June 30, 2022, representing 20.3% and 27.8% growth over the same period in 2021.
Foreign currency fluctuations
As of June 30, 2022, we had customers in over 200 countries and territories and our international customers represented approximately 30% of our total bookings. As foreign currency exchange rates change, translation of the statements of operations of our international businesses into U.S. dollars may affect year-over-year comparability of our operating results.
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
Marketing and sales
Marketing and sales expenses include costs related to advertisements used to drive customer acquisition, employee-related expenses related to our brand and sales of hospitality services, customer acquisition and creative assets, affiliate fees on customer referrals, sales commissions, and allocated shared costs. Depending on the nature of the advertising, costs are expensed at the time a commercial initially airs, when a promotion first appears in the media or as incurred. Affiliate fees on customer referrals are deferred and recognized ratably over the expected period of our relationship with the new customer. In addition, we capitalize sales commissions paid to internal sales personnel relating to obtaining customer contracts for hospitality services. These capitalized sales commissions are deferred and amortized ratably over the expected life of the new customer.
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
Benefit from/(provision for) income taxes
We are subject to income taxation and file U.S. federal income tax returns as well as income tax returns in the various U.S. states and foreign jurisdictions in which we conduct business. For interim periods, we historically utilized the estimated annual effective tax rate method under which we determined our benefit from/(provision for) income taxes based on the current estimate of our annual effective tax rate. For the three and six months ended June 30, 2022, we utilized the discrete effective tax rate method, as allowed under ASC 740, Income Taxes - Interim Reporting, when the application of the estimated annual tax rate method is impractical and does not provide a reasonable estimate of the annual effective tax rate. The discrete method treats the year-to-date period as if it were the annual period and determines the interim income taxes on that basis. We determined that since small changes in estimated annual pre-tax income/(loss) would result in significant changes in the estimated annual effective tax rate and significant variations in the customary relationship between the benefit from/(provision for) income taxes and pre-tax accounting income/(loss), the historical method would not provide a reliable estimate of our effective tax rate for the three and six months ended June 30, 2022. We will reevaluate the use of this method each quarter until we believe a return to the estimated annual effective rate method is deemed appropriate.

Results of operations
The following table sets forth our condensed consolidated statements of operations information for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2022	2021	2022	2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$212,702	$196,010	$420,464	$375,656
Cost of revenue(1)	36,993	32,501	73,642	59,909
Gross profit	175,709	163,509	346,822	315,747
Operating expenses:
Research and product development(1)	58,829	48,912	116,157	90,923
Marketing and sales(1)	68,743	70,784	181,649	168,756
General and administrative(1)	39,190	284,730	75,171	304,246
Total operating expenses	166,762	404,426	372,977	563,925
Operating income/(loss)	8,947	(240,917)	(26,155)	(248,178)
Interest expense	(3,319)	(2,827)	(5,768)	(6,087)
Other income/(loss), net	6,217	(1,201)	7,728	2,392
Income/(loss) before benefit from/(provision for) income taxes	11,845	(244,945)	(24,195)	(251,873)
Benefit from/(provision for) income taxes	52,651	10,413	(4,169)	16,195
Net income/(loss)	$64,496	$(234,532)	$(28,364)	$(235,678)
__________________

(1)Includes stock-based compensation as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2022	2021	2022	2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Cost of revenue	$846	$380	$1,470	$655
Research and product development	11,508	8,245	21,676	15,038
Marketing and sales	2,395	1,569	3,994	2,741
General and administrative	12,111	240,319	23,817	241,931
Total stock-based compensation	$26,860	$250,513	$50,957	$260,365

The following table sets forth our condensed consolidated statements of operations information as a percentage of total revenue for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	17.4%	16.6%	17.5%	15.9%
Gross profit	82.6%	83.4%	82.5%	84.1%
Operating expenses:
Research and product development	27.7%	25.0%	27.6%	24.2%
Marketing and sales	32.3%	36.1%	43.2%	44.9%
General and administrative	18.4%	145.3%	17.9%	81.0%
Total operating expenses	78.4%	206.4%	88.7%	150.1%
Operating income/(loss)	4.2%	(123.0)%	(6.2)%	(66.0)%
Interest expense	(1.6)%	(1.4)%	(1.4)%	(1.6)%
Other income/(loss), net	2.9%	(0.6)%	1.8%	0.6%
Income/(loss) before benefit from/(provision for) income taxes	5.5%	(125.0)%	(5.8)%	(67.0)%
Benefit from/(provision for) income taxes	24.8%	5.3%	(1.0)%	4.3%
Net income/(loss)	30.3%	(119.7)%	(6.8)%	(62.7)%
The following table sets forth our condensed consolidated revenue by geographic location and our condensed consolidated revenue by geographic location as a percentage of total revenue for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
($ in thousands, except percentages)	2022	2021	Amount	%	2022	2021	Amount	%
	(Unaudited)	(Unaudited)			(Unaudited)	(Unaudited)
United States	$152,354	$141,517	$10,837	7.7%	$299,174	$268,560	$30,614	11.4%
International	60,348	54,493	5,855	10.7%	121,290	107,096	14,194	13.3%
Total revenue	$212,702	$196,010	$16,692	8.5%	$420,464	$375,656	$44,808	11.9%
Percentage of total revenue:
United States	71.6%	72.2%			71.2%	71.5%
International	28.4%	27.8%			28.8%	28.5%
Total revenue	100%	100%			100%	100%
During the three months ended September 30, 2021, we identified certain revenues which should have been classified as international revenues during the first and second quarter. Accordingly, in the third quarter of 2021, we reclassified approximately $4.1 million and $5.1 million related to the first and second quarter out of United States and into international revenue. Using the updated classification, the year-over-year growth for the three and six months ended June 30, 2022 would have been 1.3% and 4.3% for international, respectively, and 11.7% and 15.4% for the United States, respectively. In addition, for the three and six months ended June 30, 2021 the international percentage of total revenue would have been 30.4% and 31.0%, respectively, and the United States percentage of total revenue would have been 69.6% and 69.0%, respectively. No amounts were reclassified related to fiscal 2022.

Comparison of the Three Months Ended June 30, 2022 and 2021
Revenue

	Three Months Ended June 30,		Change
($ in thousands, except percentages)	2022	2021	Amount	%
	(Unaudited)	(Unaudited)
Presence	$146,531	$137,277	$9,254	6.7%
Commerce	66,171	58,733	7,438	12.7%
Total revenue	$212,702	$196,010	$16,692	8.5%
Percentage of total revenue:
Presence	68.9%	70.0%
Commerce	31.1%	30.0%
Total revenue	100%	100%
Presence revenue
Presence revenue increased $9.3 million, or 6.7%, for the three months ended June 30, 2022 compared to the same period in 2021. This increase was primarily the result of our growing unique subscriptions, driven by strong retention of existing subscriptions and continued acquisition of new subscriptions.
Commerce revenue
Commerce revenue increased $7.4 million, or 12.7%, for the three months ended June 30, 2022 compared to the same period in 2021. This increase was primarily a result of our growing unique subscriptions across our commerce offerings.
Cost of revenue and gross profit

	Three Months Ended June 30,		Change
($ in thousands, except percentages)	2022	2021	Amount	%
	(Unaudited)	(Unaudited)
Cost of revenue	$36,993	$32,501	$4,492	13.8%
Gross profit	$175,709	$163,509	$12,200	7.5%
Percentage of total revenue:
Cost of revenue	17.4%	16.6%
Gross profit	82.6%	83.4%
Cost of revenue
Cost of revenue increased $4.5 million, or 13.8%, for the three months ended June 30, 2022 compared to the same period in 2021. The increase was primarily driven by increased payment processing fees and hosting costs associated with our growing subscription base as well as payroll and associated benefit expenses for customer support associated with hospitality services.
Gross profit
Gross profit increased $12.2 million, or 7.5%, for the three months ended June 30, 2022 compared to the same period in 2021. As a percentage of total revenue, gross profit was 82.6% and 83.4% for the three months ended June 30, 2022 and 2021, respectively.
Operating expenses:
Research and product development

	Three Months Ended June 30,		Change
($ in thousands, except percentages)	2022	2021	Amount	%
	(Unaudited)	(Unaudited)
Research and product development	$58,829	$48,912	$9,917	20.3%
Percentage of total revenue	27.7%	25.0%

Research and product development expenses increased $9.9 million, or 20.3%, for the three months ended June 30, 2022 compared to the same period in 2021. The increase is primarily due to payroll and associated benefit expenses related to increased headcount in support of our product development roadmap.
Marketing and sales

	Three Months Ended June 30,		Change
($ in thousands, except percentages)	2022	2021	Amount	%
	(Unaudited)	(Unaudited)
Marketing and sales	$68,743	$70,784	$(2,041)	(2.9)%
Percentage of total revenue	32.3%	36.1%
Marketing and sales expenses decreased $2.0 million, or 2.9%, for the three months ended June 30, 2022 compared to the same period in 2021, primarily due to reduction in our brand spend channels partially offset by increased expenses related to our direct response channels and increased headcount in support of our expanded marketing operations.
General and administrative

	Three Months Ended June 30,		Change
($ in thousands, except percentages)	2022	2021	Amount	%
	(Unaudited)	(Unaudited)
General and administrative	$39,190	$284,730	$(245,540)	(86.2)%
Percentage of total revenue	18.4%	145.3%
General and administrative expenses decreased $245.5 million, or 86.2%, for the three months ended June 30, 2022 compared to the same period in 2021, primarily due to expenses incurred in connection with our Direct Listing during 2021, including $229.3 million of stock-based compensation expense associated with the vesting conditions of a grant to our Chief Executive Officer ("CEO") of shares of Class B common stock upon consummation of the listing, as well as professional fees of $25.3 million.
Interest expense

	Three Months Ended June 30,		Change
($ in thousands, except percentages)	2022	2021	Amount	%
	(Unaudited)	(Unaudited)
Interest expense	$(3,319)	$(2,827)	$492	17.4%
Percentage of total revenue	(1.6)%	(1.4)%
Interest expense increased $0.5 million, or 17.4%, for the three months ended June 30, 2022 compared to the same period in 2021 due to higher interest rates on our total debt outstanding related to our amended credit agreement.
Other income/(loss), net

	Three Months Ended June 30,		Change
($ in thousands, except percentages)	2022	2021	Amount	%
	(Unaudited)	(Unaudited)
Other income/(loss), net	$6,217	$(1,201)	$7,418	(617.7)%
Percentage of total revenue	2.9%	(0.6)%
Other income/(loss), net was in a net income position of $6.2 million for the three months ended June 30, 2022 compared to a net loss position of $1.2 million during the same period in 2021. The increase is primarily due to favorable foreign exchange rates for the three months ended June 30, 2022 compared to the same period in 2021.
Benefit from/(provision for) income taxes
For the three months ended June 30, 2022 and 2021, we recorded an income tax benefit of $52.7 million and an income tax benefit of $10.4 million, respectively, which resulted in an effective tax rate of 444.5% and (4.3)%, respectively.
Our effective income tax rate for the three months ended June 30, 2022 differed from the statutory rate of 21% primarily due to the change in the valuation allowance for deferred tax assets related primarily to the capitalization of research and development expenditures, nondeductible executive compensation, unrecognized tax benefits, and the effect from foreign operations, partially offset by research and development tax credits, windfall on stock-based compensation, and deduction from foreign-derived intangible income. The provision for income taxes for the three months ended June 30, 2022 also reflects a provision of the Tax Cuts and Jobs Act of 2017 becoming effective as of January 1, 2022 that requires companies to capitalize and amortize research and development expenditures rather than deduct the costs as incurred. Unless the law is changed or repealed, we expect our effective tax rate and cash payments to change significantly as compared to fiscal 2021.
Our estimated annual effective income tax rate for the three months ended June 30, 2021 differed from the statutory rate of 21% primarily due to nondeductible executive compensation, nondeductible transaction expenses, minimum taxes, partially offset by windfall on stock-based compensation and research and development tax credits.
Comparison of the Six Months Ended June 30, 2022 and 2021
Revenue

	Six Months Ended June 30,		Change
($ in thousands, except percentages)	2022	2021	Amount	%
	(Unaudited)	(Unaudited)
Presence	$290,476	$270,148	$20,328	7.5%
Commerce	129,988	105,508	24,480	23.2%
Total revenue	$420,464	$375,656	$44,808	11.9%
Percentage of total revenue:
Presence	69.1%	71.9%
Commerce	30.9%	28.1%
Total revenue	100%	100%
Presence revenue
Presence revenue increased $20.3 million, or 7.5%, for the six months ended June 30, 2022 compared to the same period in 2021. This increase was primarily the result of our growing unique subscriptions, driven by strong retention of existing subscriptions and continued acquisition of new subscriptions.
Commerce revenue
Commerce revenue increased $24.5 million, or 23.2%, for the six months ended June 30, 2022 compared to the same period in 2021. This increase was primarily a result of our growing unique subscriptions across our commerce offerings, as well as the addition and subsequent growth in hospitality services.
Cost of revenue and gross profit

	Six Months Ended June 30,		Change
($ in thousands, except percentages)	2022	2021	Amount	%
	(Unaudited)	(Unaudited)
Cost of revenue	$73,642	$59,909	$13,733	22.9%
Gross profit	$346,822	$315,747	$31,075	9.8%
Percentage of total revenue:
Cost of revenue	17.5%	15.9%
Gross profit	82.5%	84.1%
Cost of revenue
Cost of revenue increased $13.7 million, or 22.9%, for the six months ended June 30, 2022 compared to the same period in 2021. The increase was primarily driven by increased payment processing fees and hosting costs associated with our growing subscription base as well as payroll and associated benefit expenses for customer support associated with hospitality services.
Gross profit
Gross profit increased $31.1 million, or 9.8%, for the six months ended June 30, 2022 compared to the same period in 2021. As a percentage of total revenue, gross profit was 82.5% and 84.1% for the six months ended June 30, 2022 and 2021, respectively.

Operating expenses:
Research and product development

	Six Months Ended June 30,		Change
($ in thousands, except percentages)	2022	2021	Amount	%
	(Unaudited)	(Unaudited)
Research and product development	$116,157	$90,923	$25,234	27.8%
Percentage of total revenue	27.6%	24.2%
Research and product development expenses increased $25.2 million, or 27.8%, for the six months ended June 30, 2022 compared to the same period in 2021. The increase is primarily due to payroll and associated benefit expenses related to increased headcount in support of our product development roadmap and the addition of hospitality services.
Marketing and sales

	Six Months Ended June 30,		Change
($ in thousands, except percentages)	2022	2021	Amount	%
	(Unaudited)	(Unaudited)
Marketing and sales	$181,649	$168,756	$12,893	7.6%
Percentage of total revenue	43.2%	44.9%
Marketing and sales expenses increased $12.9 million, or 7.6%, for the six months ended June 30, 2022 compared to the same period in 2021, primarily due to payroll and associated benefits related to increased headcount in support of our expanded marketing operations including hospitality services. The remainder of the increase was due to spend in multiple direct response and associated production channels both domestically and internationally.
General and administrative

	Six Months Ended June 30,		Change
($ in thousands, except percentages)	2022	2021	Amount	%
	(Unaudited)	(Unaudited)
General and administrative	$75,171	$304,246	$(229,075)	(75.3)%
Percentage of total revenue	17.9%	81.0%
General and administrative expenses decreased $229.1 million, or 75.3%, for the six months ended June 30, 2022 compared to the same period in 2021, primarily due to one-time expense related to our Direct Listing in May 2021, including a $229.3 million expense for stock-based compensation associated with the vesting conditions of a grant to our CEO of shares of Class B common stock upon consummation of the listing, as well as professional fees of $25.3 million.
Interest expense

	Six Months Ended June 30,		Change
($ in thousands, except percentages)	2022	2021	Amount	%
	(Unaudited)	(Unaudited)
Interest expense	$(5,768)	$(6,087)	$(319)	(5.2)%
Percentage of total revenue	(1.4)%	(1.6)%
Interest expense decreased $0.3 million, or 5.2%, for the six months ended June 30, 2022 compared to the same period in 2021 due to lower total debt outstanding partially offset by higher interest rates.
Other income/(loss), net

	Six Months Ended June 30,		Change
($ in thousands, except percentages)	2022	2021	Amount	%
	(Unaudited)	(Unaudited)
Other income/(loss), net	$7,728	$2,392	$5,336	223.1%
Percentage of total revenue	1.8%	0.6%

Other income/(loss), net was in a net income position of $7.7 million for the six months ended June 30, 2022 compared to a net income position of $2.4 million during the same period in 2021. The increase is primarily due to favorable foreign exchange rates for the six months ended June 30, 2022 compared to the same period in 2021.
Benefit from/(provision for) income taxes
For the six months ended June 30, 2022 and 2021, we recorded an income tax expense of $4.2 million and an income tax benefit of $16.2 million, respectively, which resulted in an effective tax rate of 17.2% and (6.4)%, respectively.
Our effective income tax rate for the six months ended June 30, 2022 differed from the statutory rate of 21% primarily due to the change in the valuation allowance for deferred tax assets related primarily to the capitalization of research and development expenditures, nondeductible executive compensation, global intangible low-taxed income, unrecognized tax benefits, and the effect from foreign operations, partially offset by research and development tax credits, windfall on stock-based compensation, and deduction from foreign-derived intangible income. The provision for income taxes for the six months ended June 30, 2022 also reflects a provision of the Tax Cuts and Jobs Act of 2017 becoming effective as of January 1, 2022 that requires companies to capitalize and amortize research and development expenditures rather than deduct the costs as incurred. Unless the law is changed or repealed, we expect our effective tax rate and cash payments to change significantly as compared to fiscal 2021.
Our estimated annual effective income tax rate for the six months ended June 30, 2021 differed from the statutory rate of 21% primarily due to nondeductible executive compensation, nondeductible transaction expenses, minimum taxes, partially offset by windfall on stock-based compensation and research and development tax credits.

Quarterly Results of Operations
The following tables set forth selected unaudited quarterly statements of operations data for each of the eight fiscal quarters ended June 30, 2022, as well as the percentage of revenues that each line item represents for each quarter. The information for each of these quarters has been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") on the same basis as our audited historical condensed consolidated financial information and includes, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the results of operations for these periods. This data should be read in conjunction with our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. These quarterly results are not necessarily indicative of our results of operations to be expected for any future period.

	Three Months Ended (Unaudited)
($ in thousands)	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020
Revenue	$212,702	$207,762	$207,420	$200,962	$196,010	$179,646	$172,300	$162,335
Cost of revenue(1)	36,993	36,649	33,854	32,868	32,501	27,408	26,171	24,550
Gross profit	175,709	171,113	173,566	168,094	163,509	152,238	146,129	137,785
Operating expenses:
Research and product development(1)	58,829	57,328	50,679	48,769	48,912	42,011	57,409	38,379
Marketing and sales(1)	68,743	112,906	90,960	80,249	70,784	97,972	73,549	59,656
General and administrative(1)	39,190	35,981	31,608	32,091	284,730	19,516	17,077	11,961
Total operating expenses	166,762	206,215	173,247	161,109	404,426	159,499	148,035	109,996
Operating income/(loss)	8,947	(35,102)	319	6,985	(240,917)	(7,261)	(1,906)	27,789
Interest expense	(3,319)	(2,449)	(2,503)	(2,491)	(2,827)	(3,260)	(1,997)	(2,460)
Other income/(loss), net	6,217	1,511	2,138	2,101	(1,201)	3,593	(4,076)	(3,488)
Income/(loss) before benefit from/(provision for) income taxes	11,845	(36,040)	(46)	6,595	(244,945)	(6,928)	(7,979)	21,841
Benefit from/(provision for) income taxes	52,651	(56,820)	(16,264)	(3,756)	10,413	5,782	12,236	(3,917)
Net income/(loss)	$64,496	$(92,860)	$(16,310)	$2,839	$(234,532)	$(1,146)	$4,257	$17,924

Net income/(loss) attributable to Class A, Class B and Class C common stockholders, basic(2)	$64,496	$(92,860)	$(16,310)	$2,839	$(234,532)	$(2,115)	$(275,439)	$2,963
Net income/(loss) attributable to Class A, Class B and Class C common stockholders, dilutive(2)	$64,496	$(92,860)	$(16,310)	$2,839	$(234,532)	$(2,115)	$(275,439)	$3,841
Net income/(loss) per share attributable to Class A, Class B, and Class C common stockholders, basic	$0.46	$(0.67)	$(0.12)	$0.02	$(3.22)	$(0.11)	$(14.98)	$0.13
Net income/(loss) per share attributable to Class A, Class B, and Class C common stockholders, dilutive	$0.45	$(0.67)	$(0.12)	$0.02	$(3.22)	$(0.11)	$(14.98)	$0.12
Weighted-average shares used in computing net income/(loss) per share attributable to Class A, Class B, and Class C stockholders, basic	140,082,038	139,423,228	138,970,923	138,625,579	72,900,951	19,012,323	18,383,523	22,535,791
Weighted-average shares used in computing net income/(loss) per share attributable to Class A, Class B, and Class C stockholders, dilutive	142,133,303	139,423,228	138,970,923	143,251,717	72,900,951	19,012,323	18,383,523	31,201,743
__________________
(1)Includes stock-based compensation as follows:

	Three Months Ended (Unaudited)
($ in thousands)	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020
Cost of revenue	$846	$624	$450	$440	$380	$275	$212	$202
Research and product development	11,508	10,168	9,210	8,782	8,245	6,793	6,151	5,522
Marketing and sales	2,395	1,599	1,472	1,716	1,569	1,172	839	882
General and administrative(a)	12,111	11,706	12,693	12,796	240,319	1,612	1,229	1,047
Total stock-based compensation	$26,860	$24,097	$23,825	$23,734	$250,513	$9,852	$8,431	$7,653
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

	Three Months Ended (Unaudited)
($ in thousands)	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020
Revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenue(1)	17.4%	17.6%	16.3%	16.4%	16.6%	15.3%	15.2%	15.1%
Gross profit	82.6%	82.4%	83.7%	83.6%	83.4%	84.7%	84.8%	84.9%
Operating expenses:
Research and product development(1)	27.7%	27.6%	24.4%	24.3%	25.0%	23.4%	33.3%	23.6%
Marketing and sales(1)	32.3%	54.3%	43.9%	39.9%	36.1%	54.5%	42.7%	36.7%
General and administrative(1)	18.4%	17.3%	15.2%	16.0%	145.3%	10.9%	9.9%	7.4%
Total operating expenses	78.4%	99.2%	83.5%	80.2%	206.4%	88.8%	85.9%	67.7%
Operating income/(loss)	4.2%	(16.8)%	0.2%	3.4%	(123.0)%	(4.1)%	(1.1)%	17.2%
Interest expense	(1.6)%	(1.2)%	(1.2)%	(1.2)%	(1.4)%	(1.8)%	(1.2)%	(1.5)%
Other income/(loss), net	2.9%	0.7%	1.0%	1.0%	(0.6)%	2.0%	(2.4)%	(2.1)%
Income/(loss) before benefit from/(provision for) income taxes	5.5%	(17.3)%	—%	3.2%	(125.0)%	(3.9)%	(4.7)%	13.6%
Benefit from/(provision for) income taxes	24.8%	(27.3)%	(7.8)%	(1.9)%	5.3%	3.2%	7.1%	(2.4)%
Net income/(loss)	30.3%	(44.6)%	(7.8)%	1.3%	(119.7)%	(0.7)%	2.4%	11.2%
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
As of June 30, 2022, we had cash and cash equivalents and investment in marketable securities of $247.3 million and $15.4 million of available borrowing capacity under our Revolving Credit Facility, as defined below. During July 2021, we were issued an additional letter of credit for $2.5 million relating to a security deposit for a new operating lease in Chicago, IL which reduced the amount available under our Revolving Credit Facility from $17.9 million to $15.4 million; see “Item 1. Financial Information, Item 1. Financial Statements, Note 9. Debt.” We believe our existing cash and cash equivalents and investment in marketable securities will be sufficient to meet our operating working capital and capital expenditure requirements over the next 12 months. We have also filed federal tax refund claims totaling approximately $8.7 million of which $4.0 million relates to a research and development tax credit carryback to 2018 and $4.7 million relates to a 2020 tax overpayment. We do not expect to receive these refunds until later in 2022. Our principal commitments consist of payments for our Credit Facility, operating leases and purchase commitments related to cloud-computing services. In addition, as of June 30, 2022, we had accrued $9.7 million of unrecognized tax benefits related to uncertain tax positions. On May 10, 2022, the board of directors authorized a general share repurchase program of the Company’s Class A common stock of up to $200 million, with no fixed expiration. During the three months ended June 30, 2022, the Company repurchased 1.6 million shares for a total cash consideration of $35.2 million, including commissions of $0.03 million, through open market purchases at an average price per share of $20.73. As of June 30, 2022, approximately $164.8 million remained available for stock repurchase. At this time, we are unable to reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease over time. Our future financing requirements will depend on many factors, including our growth rate, subscription renewal activity, the timing and extent of spending to support development of our platform and products, the expansion of marketing and sales activities and any future investments or acquisitions we may make. Although we currently are not a party to any agreement and do not have any understanding with any third-parties with respect to future investments in, or acquisitions of, businesses or technologies, we may enter into these types of arrangements following the filing of this Quarterly Report on Form 10-Q, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all, including as a result of disruptions in the credit markets. See “Part 2. Item 1A. Risk Factors.”

The following table summarizes our operating, investing and financing activities for the six months ended June 30, 2022 and 2021.

	Six Months Ended June 30,
($ in thousands)	2022	2021
Net cash provided by/(used in):
Operating activities	$83,683	$58,823
Investing activities	$(6,811)	$(204,306)
Financing activities	$(55,154)	$275,080
Net cash provided by operating activities
Net cash provided by operating activities in the six months ended June 30, 2022 was $83.7 million, which reflected our net loss of $28.4 million, which was increased by non-cash items such as $51.0 million of stock-based compensation, $15.9 million of depreciation and amortization, and $0.6 million of non-cash lease expense. Cash provided by operating activities included $30.3 million in deferred revenue, $(3.0) million in prepaid expenses and other current assets, $9.5 million in funds payable to customers, $9.3 million of accounts payable and accrued liabilities, which was offset by $1.7 million in accounts receivables and due from vendors.
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
Net cash used in investing activities
Net cash used in investing activities in the six months ended June 30, 2022 was $6.8 million, which reflected $5.7 million spent in connection with the purchase of property and equipment, and $17.0 million used to purchase marketable securities, offset by $15.9 million in proceeds from the sale and maturities of marketable securities.
Net cash used in investing activities in the six months ended June 30, 2021 was $204.3 million, which reflected $202.5 million, net of acquired cash, used to pay for the acquisition of Tock and $14.2 million used to purchase marketable securities, which was partially offset by $14.8 million in proceeds from the sale and maturities of marketable securities. We additionally spent $2.4 million in connection with the purchase of property and equipment.
Net cash (used in)/provided by financing activities
Net cash used in financing activities in the six months ended June 30, 2022 was $55.2 million, which reflects $35.2 million cash spent on proceeds from repurchase and retirement of Class A common stock, $15.3 million on stock purchases related to equity incentive plans, and $6.8 million in principal payments on our Term Loan, partially offset by $2.1 million in proceeds from the exercise of stock options.
Net cash provided by financing activities in the six months ended June 30, 2021 was $275.1 million, which primarily reflected $304.4 million in proceeds from the issuance of 4,452,023 shares of Class C common stock, net of issuance costs. These proceeds were partially offset by $25.7 million in stock purchases related to equity incentive plans and $6.8 million in principal payments on our Term Loan.
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
Borrowings under the Credit Agreement are subject to an interest rate equal to, at our option, LIBOR or the bank’s alternative base rate (the “ABR”), in either case, plus an applicable margin. The ABR is the greater of the prime rate, the federal funds effective rate plus the applicable margin or the LIBOR quoted rate plus the applicable margin. The applicable margin is based on an indebtedness to consolidated EBITDA ratio as prescribed under the Credit Agreement and ranges from 1.25% to 2.25% on applicable LIBOR loans and 0.25% to 1.25% on ABR loans. In addition, the Revolving Credit Facility is subject to an unused commitment fee, payable quarterly, in an aggregate amount equal to 0.20% of the unutilized commitments (subject to reduction in certain circumstances). Consolidated EBITDA is defined in the Credit Agreement and is not comparable to our definition of adjusted EBITDA used elsewhere in the Quarterly Report on Form 10-Q since the Credit Agreement allows for additional adjustments to net income/(loss) including the exclusion of transaction costs, changes in deferred revenue, and other costs that may be considered non-recurring. Further, consolidated EBITDA, as defined in the Credit Agreement, may be different from similarly titled EBITDA financial measures used by other companies. The definition of consolidated EBITDA is contained in Section 1.1 of the Credit Agreement.
As of June 30, 2022, $523.1 million was outstanding under the Term Loan. The Term Loan requires scheduled quarterly principal payments beginning March 31, 2021 in aggregate annual amounts equal to 2.50% for 2021 and 2022, 7.50% for 2023 and 2024 and 10.00% for 2025, in each case, on the amended Term Loan principal amount, with the balance due at maturity. In addition, the Credit Agreement includes certain customary prepayment requirements for the Term Loan, which are triggered by events such as asset sales, incurrences of indebtedness and sale leasebacks.
As of June 30, 2022, $9.6 million was outstanding under the Revolving Credit Facility in the form of outstanding letters of credit and $15.4 million remained available for borrowing by us. The outstanding letters of credit relate to security deposits for certain of our leased locations.
The Credit Agreement contains certain customary affirmative covenants and events of default. The negative covenants in the Credit Agreement include, among others, limitations on our ability (subject to negotiated exceptions) to incur additional indebtedness or issue additional preferred stock, incur liens on assets, enter into agreements related to mergers and acquisitions, dispose of assets or pay dividends and distributions. In addition, commencing with the fiscal quarter ended December 31, 2020, we are required to maintain an indebtedness to consolidated EBITDA ratio of not more than 4.50, tested as of the last day of each fiscal quarter, with a step-down to 4.25 for the fiscal quarters ending March 31, 2022 and June 30, 2022, a further step-down to 4.00 for the fiscal quarters ending September 30, 2022 and December 31, 2022 and a final step-down to 3.75 for the fiscal quarter ending March 31, 2023 and each fiscal quarter thereafter (the “Financial Covenant”), subject to customary equity cure rights. The Financial Covenant is subject to a 0.50 step-up in the event of a material permitted acquisition, which we can elect to implement up to two times during the life of the facility. We did not elect to implement this step-up as a result of the acquisition of Tock. If we are not in compliance with the covenants under the Credit Agreement or we otherwise experience an event of default, the lenders would be entitled to take various actions, including acceleration of amounts due under the Credit Agreement. As of June 30, 2022, we were in compliance with all applicable covenants, including the Financial Covenant.
The obligations under the Credit Agreement are guaranteed by our wholly-owned domestic subsidiaries and are secured by substantially all of the assets of the guarantors, subject to certain exceptions.
Total interest expense related to our indebtedness was $3.3 million and $5.8 million for the three and six months ended June 30, 2022, respectively, and $2.8 million and $6.1 million for the three and six months ended June 30, 2021, respectively.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Unique subscriptions (in thousands)	4,182	3,937	4,182	3,937
Total bookings (in thousands)	$219,912	$206,645	$448,451	$405,592
ARRR (in thousands)	$837,759	$777,940	$837,759	$777,940
ARPUS	$204.17	$193.03	$204.17	$193.03
Adjusted EBITDA (in thousands)	$43,618	$42,640	$40,671	$53,737
Unlevered free cash flow (in thousands)	$36,377	$10,254	$81,912	$62,036
GMV (in thousands)	$1,517,286	$1,440,442	$3,091,826	$2,666,430
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
Unique subscriptions increased 0.2 million, or 6.2%, as of June 30, 2022 compared to the same period in 2021. These increases were primarily a result of the continued acquisition of new subscriptions and the retention of existing customers.
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
Total bookings increased 13.3 million, or 6.4%, for the three months ended June 30, 2022 compared to the same period in 2021 and increased 42.9 million, or 10.6%, for the six months ended June 30, 2022. These increases were primarily a result of an increase in unique subscriptions and the addition of hospitality services.
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
ARRR increased $59.8 million, or 7.7%, as of June 30, 2022 compared to the same period in 2021. This increase was primarily a result of an increase in unique subscriptions and an increase in our hospitality services.
Average revenue per unique subscription.   We calculate ARPUS as the total revenue during the preceding 12-month period divided by the average of the number of total unique subscriptions at the beginning and end of the period. We believe ARPUS is a useful metric in evaluating our ability to sell higher-value plans and add-on subscriptions.
ARPUS increased $11.1, or 5.8%, as of June 30, 2022 compared to the same period in 2021. The increase was primarily due to a shift in revenue mix toward commerce and hospitality services.
Adjusted EBITDA.   Adjusted EBITDA is a supplemental performance measure that our management uses to assess our operating performance. We calculate adjusted EBITDA as net income/(loss) excluding interest expense, other income, net, provision for/(benefit from) income taxes, depreciation and amortization, stock-based compensation expense and other items that we do not consider indicative of our ongoing operating performance. The following is a reconciliation of adjusted EBITDA to the most comparable GAAP measure, net income/(loss):

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2022	2021	2022	2021
Net income/(loss)	$64,496	$(234,532)	$(28,364)	$(235,678)
Interest expense	3,319	2,827	5,768	6,087
(Benefit from)/provision for income taxes	(52,651)	(10,413)	4,169	(16,195)
Depreciation and amortization	7,811	7,726	15,869	16,232
Stock-based compensation expense	26,860	250,513	50,957	260,365
Other income/(loss), net	(6,217)	1,201	(7,728)	(2,392)
Direct listing costs	—	25,318	—	25,318
Adjusted EBITDA	43,618	42,640	40,671	53,737
Adjusted EBITDA increased $1.0 million, or 2.3% for the three months ended June 30, 2022 compared to the same period in 2021. The increase is primarily due to increases in revenue and a reduction in marketing and sales spend, partially offset by an increase in cash-based payroll and associated benefits related to increases in headcount in research and development and indirect tax expenses. Adjusted EBITDA decreased $13.1 million, or 24.3% for the six months ended June 30, 2022 compared to the same period in 2021. The decrease is primarily due to increased marketing and sales expenses, an increase in cash-based payroll and benefit related expenses related to increases in headcount in research and development and the addition of hospitality services.
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

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2022	2021	2022	2021
Cash flows from operating activities	$36,413	$8,692	$83,683	$58,823
Cash paid of capital expenditures	(2,376)	(1,758)	(5,735)	(2,415)
Free cash flow	34,037	6,934	77,948	56,408
Cash paid for interest, net of the associated tax benefit	2,340	3,320	3,964	5,628
Unlevered free cash flow	$36,377	$10,254	$81,912	$62,036
Unlevered free cash flow increased $26.1 million, or 254.8%, for the three months ended June 30, 2022 compared to the same period in 2021. The increase was primarily driven by a reduction in spend related to the costs associated with the Direct Listing partially offset by the timing of diner prepayments related to our hospitality services. Unlevered free cash flow increased $19.9 million, or 32.0%, for the six months ended June 30, 2022 compared to the same period in 2021. The increase was primarily driven by a reduction in spend related to costs associated with the Direct Listing, partially offset by increased spend in research and development and marketing and sales expenses.
Gross Merchandise Value.   GMV represents the value of merchandise, physical goods, content and time sold, including hospitality services, net of refunds, on our platform over a given period of time. GMV processed on our platform increased $76.8 million, or 5.3%, for the three months ended June 30, 2022 compared to the same period in 2021 and increased $425.4 million, or 16.0%, for the six months ended June 30, 2022 compared to the same period in 2021.
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
Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021. Our critical accounting policies have not significantly changed during the six months ended June 30, 2022. See "Part 1. Financial Information, Item 1. Financial Statements, Note 2. Summary of Significant Accounting Policies" elsewhere in this Quarterly Report on Form 10-Q for more information.
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
While we generate the majority of our revenue in U.S. dollars, a portion of our revenue is denominated in Euros. For the three and six months ended June 30, 2022, 71.6% and 71.2% of our revenue was denominated in U.S. dollars, respectively, and 72.2% and 71.5% for the same periods in 2021, respectively. For the three and six months ended June 30, 2022, 28.4% and 28.8% of our revenue was denominated in Euros, respectively, and 27.8% and 28.5% for the same periods in 2021, respectively. During the three months ended September 30, 2021, we identified certain revenues which should have been classified as international revenues during the first and second quarter. Accordingly, in the third quarter of 2021, we reclassified approximately $4.1 million and $5.1 million related to the first and second quarter out of United States and into international revenue. Using the updated classification, the revenue denominated as U.S. dollars would have been 69.6% and 69.0% during the three and six months ended June 30, 2021, respectively, and 30.4% and 31.0% as Euro during the same period. As we expand globally, we will be further exposed to fluctuations in currency exchange rates.
In addition, the assets and liabilities of our international subsidiaries are denominated in the local currencies of the subsidiaries. Accordingly, assets and liabilities of the subsidiary are translated into U.S. dollars at exchange rates in effect on the applicable balance sheet date. Income and expense items are translated at average exchange rates for the applicable period. As a result, our results of operations will be impacted by any increase or decrease in the value of the foreign currencies relative to the U.S. dollar. Transaction gains/(losses) for the three and six months ended June 30, 2022 were $6.0 million and $7.5 million, respectively, and for the three and six months ended June 30, 2021 were $(1.3) million and $2.2 million, respectively.
We currently do not hedge foreign currency exposure. We may in the future hedge our foreign currency exposure and may use currency forward contracts, currency options or other common derivative financial instruments to reduce foreign currency risk. It is difficult to predict the effect that future hedging activities would have on our operating results.
Interest rate sensitivity
We had cash equivalents and marketable securities totaling $112.9 million as of June 30, 2022. Our cash equivalents are held for working capital purposes. Our investments in marketable securities are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes. Our cash equivalents and our portfolio of marketable securities are subject to market risk due to changes in interest rates. Fixed rate securities may have their market value adversely affected due to a rise in interest rates. Our future investment income may fall short of our expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates.
Borrowings under the Credit Agreement are subject to an interest rate equal to, at our option, LIBOR or ABR, in either case, plus an applicable margin. Based on the outstanding balance of the Credit Agreement as of June 30, 2022, for every 100 basis point increase in LIBOR or ABR, we would incur approximately $5.2 million of additional annual interest expense. We currently do not hedge interest rate exposure. We may in the future hedge our interest rate exposure and may use swaps, caps, collars, structured collars or other common derivative financial instruments to reduce interest rate risk. It is difficult to predict the effect that future hedging activities would have on our operating results.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022, the end of the period covered by the Quarterly Report on Form 10-Q. Based on the evaluation of our disclosure controls and procedures our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were operating effectively and our management has concluded that our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with U.S. GAAP.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act that occurred during the period covered by the Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
In response to the COVID-19 pandemic, we have taken a number of actions that have impacted and continue to impact our business, financial condition and results of operations, including transitioning employees across all our offices (including our corporate headquarters) to remote or hybrid work-from-home arrangements. While we believe these actions were reasonable and necessary as a result of the COVID-19 pandemic, they were disruptive to our business. Given the continued spread of COVID-19, we may have to take additional actions in the future that could further disrupt our business. While we have a distributed workforce and our employees are accustomed to working remotely or working with remote employees, our workforce has not historically been fully remote. Limiting travel and doing less business in-person may impact our ability to preserve our corporate culture. Any failure to preserve our culture could negatively affect our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives. The COVID-19 pandemic could also cause delays or disruptions in services provided by key service providers. Our management team has spent, and will likely continue to spend, significant time, attention and resources monitoring the COVID-19 pandemic and associated global economic uncertainty and seeking to manage its effects on our business and workforce.
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
In addition to risks related to license requirements, usage of open-source software can lead to greater risks than the use of third-party commercial software, as open-source licensors generally do not provide warranties, controls on the origin or development of the software or remedies against the licensors. Further, given the nature of open-source software, it may be more likely that third-parties might assert copyright and other intellectual property infringement claims against us based on our use of open-source software. Finally, use of open-source software may introduce vulnerabilities into our solutions. Disclosing the source code of our proprietary software could also make it easier for cyber attackers and other third parties to discover vulnerabilities in or to defeat the protections of our solutions, which could result in our solutions failing to provide our customers with the security they expect. Likewise, some open source projects have known security and other vulnerabilities and architecture instabilities, or are otherwise subject to security attacks due to their wide availability, and are provided on an “as-is” basis. Many of the risks associated with usage of open-source software cannot be eliminated and could adversely affect our business, financial condition and results of operations.
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
We expect there will continue to be newly enacted and proposed laws and regulations as well as emerging industry standards concerning privacy, data protection and information security in the United States, the European Union and other jurisdictions, and we cannot yet determine the impact such future laws, regulations and standards may have on our business. Such laws, regulations, standards and other obligations could impair our ability to, or the manner in which we collect or use information to target advertising to our customers, thereby having a negative impact on our ability to maintain and grow our customer base and increase revenue. For example, the CCPA requires, among other things, that covered companies such as ours provide new disclosures to California consumers and affords such consumers new rights, including the right to access and delete their information and to opt-out of certain sharing and sales of personal information or opt into certain financial incentive programs. The law also prohibits covered businesses from discriminating against consumers (e.g., charging more for services) for exercising any of their CCPA rights. The CCPA took effect on January 1, 2020 and enforcement of the CCPA by the California Attorney General began on July 1, 2020. The CCPA imposes a severe statutory damages framework as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action is expected to increase the likelihood of, and risks associated with, data breach litigation. It remains unclear how various provisions of the CCPA will be interpreted and enforced. The CCPA has been amended on multiple occasions and is the subject of regulations of the California Attorney General finalized on August 14, 2020. Additionally, the California Secretary of State recently certified a new privacy law, the California Privacy Rights Act (the “CPRA”), which California voters approved on November 4, 2020. This initiative significantly modifies the CCPA, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. Virginia, Colorado, Utah and Connecticut have also recently passed comprehensive privacy laws. Other states may pass comparable legislation, with potentially greater penalties and more rigorous compliance requirements relevant to our business. The effects of the CCPA, and other similar state or federal laws, are potentially significant and may require us to modify our data processing practices and policies and to incur substantial costs and potential liability in an effort to comply with such legislation. Future restrictions on the collection, use, sharing or disclosure of our customers’ data or additional requirements for express or implied consent of customers for the collection, use, disclosure, sharing or other processing of such information could increase our operating expenses, require us to modify our solutions, possibly in a material manner, or stop offering certain solutions, and could limit our ability to develop and implement new solutions.
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
To date, laws, regulations and enforcement actions by governments have not materially restricted use of the internet in most parts of the world. However, the legal and regulatory environment relating to the internet is uncertain, and governments have recently proposed numerous regulations on various aspects of internet activity. New laws may be passed, courts may issue decisions affecting the internet, existing but previously inapplicable or unenforced laws may be deemed to apply to the internet or regulatory agencies may begin to more rigorously enforce such formerly unenforced laws, or existing legal safe harbors may be narrowed, both by U.S. federal or state governments and by governments of foreign jurisdictions. The adoption of any new laws or regulations, or the narrowing of any safe harbors or immunities, could hinder growth in the use of the internet and online services generally, and decrease acceptance of the internet and online services as a means of communications, e-commerce and advertising. In addition, such changes in laws could increase our costs of doing business or prevent us from delivering our solutions over the internet or in specific jurisdictions, which could harm our business, financial condition and results of operations. For example, we rely on a variety of statutory and common-law frameworks and defenses relevant to the content available on our platform, including the Digital Millennium Copyright Act (the “DMCA”), the Communications Decency Act (the “CDA”), and fair-use doctrines in the United States and the Electronic Commerce Directive in the European Union. The DMCA limits, but does not necessarily eliminate, our potential liability for caching, hosting, listing or linking to third-party content that may include materials that infringe copyrights or other rights. The CDA further limits our potential liability for content uploaded onto our platform by third-parties. Defenses such as the fair-use doctrine (and related doctrines in other countries) may be available to limit our potential liability for featuring third-party intellectual property content for purposes such as reporting, commentary and parody. In the European Union, the Electronic Commerce Directive offers certain limitations on our potential liability for featuring third-party content. However, each of these statutes and doctrines are subject to uncertain or evolving judicial interpretation and regulatory and legislative amendments, and we cannot guarantee that such frameworks and defenses will be available. Regulators in the United States and in other countries may introduce new regulatory regimes that increase potential liability for content available on our platform, including liability for misleading, false or manipulative information, hate speech, privacy violations, copyrighted content, trademark infringement or misappropriation, unfair competition, injuries arising from product failures and other types of online or offline harm. For example, there have been various legislative and executive efforts to restrict the scope of the protections available to online platforms under Section 230 of the CDA, and current protections from liability for third-party content in the United States could decrease or change. There are also a number of legislative proposals in the United States, at both the federal and state level, and in the European Union and the United Kingdom, that could impose new or change existing obligations in areas affecting our business. Any new legislation may be difficult to comply with in a timely and comprehensive manner and may expose our business or customers to increased costs, and/or liability, including liability for copyright and trademark infringement and other online harm. If the rules, doctrines or currently available defenses change, if international jurisdictions refuse to apply protections similar to those that are currently available in the United States or the European Union or if a court were to disagree with our application of those rules to our solutions, our potential liability for content created by third-parties and posted to our platform could require us to expend significant resources to try to comply with the new rules and implement additional measures to reduce our exposure to such liability or we could incur liability and our business, financial condition and results of operations could be harmed.
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
As of June 30, 2022, we have outstanding $523 million aggregate principal amount of borrowings under the Term Loan and $9.6 million aggregate principal amount of borrowings under the Revolving Credit Facility (as defined above). If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures or to sell assets, seek additional capital or restructure or refinance our indebtedness. Our ability to restructure or refinance our current or future debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt is likely to be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives. We cannot assure you that our business will be able to generate sufficient levels of cash or that future borrowings or other financings will be available to us in an amount sufficient to enable us to service our indebtedness and fund our other liquidity needs. In addition, our indebtedness under the Credit Agreement (as defined above) bears interest at variable rates. Because we have variable rate debt, fluctuations in interest rates may affect our business, financial condition and results of operations.
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
As of June 30, 2022, we had customers in over 200 countries and territories and expect to continue to expand our international operations in the future. However, international sales and the use of our platform in various countries subject us to risks that we do not generally face with respect to domestic sales. These risks include, but are not limited to:
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
Our business, financial condition and results of operations are affected by fluctuations due to changes in foreign currency exchange rates. While we generate the majority of our revenue in U.S. dollars, a portion of our revenue is denominated in Euros. For the year ended December 31, 2021, 69.4% of our revenue was denominated in U.S. dollars and 30.6% of our revenue was denominated in Euros and for the six months ended June 30, 2022, 71.2% of our revenue was denominated in U.S. dollars and 28.8% of our revenue was denominated in Euros. As we expand globally, we will be further exposed to fluctuations in currency exchange rates to the extent that the revenue that we generate in currencies other than the U.S. dollar increases. Furthermore, currency exchange rates have been especially volatile in the recent past, and these currency fluctuations may make it difficult for us to predict our results of operations.
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
Our Class A common stock has one vote per share and our Class B common stock has ten votes per share. The multi-class structure of our common stock has the effect of concentrating voting control with our Class B common stockholders. As of June 30, 2022, Mr. Casalena holds a majority of the voting power of our outstanding capital stock. As a result, Mr. Casalena will have control over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. He may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. Corporate actions might be taken even if other stockholders oppose them. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control or other liquidity event of our company, could deprive our stockholders of an opportunity to receive a premium for their shares of Class A common stock as part of a sale or other liquidity event and might ultimately affect the trading price of our Class A common stock. Future transfers by holders of Class B common stock will generally result in those shares converting to Class A common stock, which will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term.
Pursuant to our amended and restated certificate of incorporation, we are authorized to issue 1,000,000,000 shares of Class C common stock and as of June 30, 2022, there is no Class C common stock outstanding. Although we have no current plans to issue any shares of Class C common stock in the future, we may issue shares of Class C common stock for a variety of corporate purposes, including financings, acquisitions, investments, dividends and equity incentives to our employees, consultants and directors. Under our amended and restated certificate of incorporation, our board of directors has the authority, without stockholder approval except as required by the listing standards of the NYSE, to issue additional shares of our capital stock. Because the Class C common stock carries no voting rights, is not convertible into any other capital stock and is not listed for trading on an exchange or registered for sale with the SEC, shares of Class C common stock may be less liquid and less attractive to any future recipients of these shares than shares of Class A common stock, although we may seek to list the Class C common stock for trading and register shares of Class C common stock for sale in the future. In addition, because our Class C common stock carries no voting rights and is not counted when determining whether the seven percent ownership threshold related to automatic conversion of the Class B common stock is met, if we issue shares of Class C common stock in the future, the holders of our Class B common stock, including our Founder and Chief Executive Officer, may be able to elect all of our directors and to determine the outcome of most matters submitted to a vote of our stockholders for a longer period of time than would be the case if we issued Class A common stock rather than Class C common stock in such transactions. In addition, if we issue shares of Class C common stock in the future, such issuances would have a dilutive effect on the economic interests of our Class A common stock and Class B common stock.
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

We cannot guarantee that any share repurchase program will be fully consummated or will enhance long-term stockholder value, and share repurchases could increase the volatility of our stock prices and could diminish our cash reserves.
We engage in share repurchases of our Class A common stock from time to time in accordance with authorizations from the Company’s board of directors. Our repurchase program does not have an expiration date and does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. Further, our share repurchases could affect our share trading prices, increase their volatility, reduce our cash reserves and may be suspended or terminated at any time, which may result in a decrease in the trading prices of our stock.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities.

The table below provides information with respect to repurchases of shares of our Class A common stock during the three months ended June 30, 2022.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Share Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (in thousands)
April 1 - 30	—	$—	—	$—
May 1 - 30	—	—	—	—
June 1 - 30	(1,562,460)	20.73	(1,562,460)	164,798
Total	(1,562,460)	$20.73	(1,562,460)	$164,798

(1) On May 10, 2022, the board of directors authorized a general share repurchase program of the Company’s Class A common stock of up to $200 million, with no fixed expiration. These Class A common stock repurchases may occur in the open market, through privately negotiated transactions, through block purchases, other purchase techniques including the establishment of one or more plans under Rule 10b5-1 of the Securities Exchange Act of 1934 or by any combination of such methods. The timing and actual amount of shares repurchased will depend on a variety of different factors and may be modified, suspended or terminated at any time at the discretion of the board of directors.

(2) Average price paid per share includes costs associated with the repurchases.
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

Squarespace, Inc.

Date: July 28, 2022	By:	/s/ Anthony Casalena
Anthony Casalena Chief Executive Officer (Principal Executive Officer)

Date: July 28, 2022	By:	/s/ Marcela Martin
Marcela Martin Chief Financial Officer (Principal Financial Officer)