Form 10-Q
period 2022-09-30
Squarespace, Inc.
filed 2022-11-08
CIK 1496963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
_________________________________
[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of September 30, 2022, the registrant had 88,984,890 shares of Class A Common Stock, 47,844,755 shares of Class B Common Stock, and no shares of Class C Common Stock, each with a par value of $0.0001 per share, outstanding.

			PAGE

PART I.		FINANCIAL INFORMATION	4
	Item 1.	Financial Statements (Unaudited)	4
		Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021	4
		Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2022 and 2021	5
		Condensed Consolidated Statements of Comprehensive Income/(Loss) for the Three and Nine Months Ended September 30, 2022 and 2021	6
		Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Deficit for the Three and Nine Months Ended September 30, 2022 and 2021	7
		Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2022 and 2021	9
		Notes to Unaudited Condensed Consolidated Financial Statements	10
	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	30
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	45
	Item 4.	Controls and Procedures	45

PART II.		OTHER INFORMATION	47
	Item 1.	Legal Proceedings	47
	Item 1A.	Risk Factors	47
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	71
	Item 3.	Defaults Upon Senior Securities	71
	Item 4.	Mine Safety Disclosures	71
	Item 5.	Other Information	71
	Item 6.	Exhibits	71

SIGNATURES			72

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

PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
SQUARESPACE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$200,480	$203,247
Restricted cash	40,831	30,433
Investment in marketable securities	27,748	31,456
Accounts receivable, net	10,014	7,969
Due from vendors	2,928	1,828
Prepaid expenses and other current assets	46,766	67,099
Total current assets	328,767	342,032
Property and equipment, net	52,379	52,839
Operating lease right-of-use assets	88,893	—
Goodwill	435,601	435,601
Intangible assets, net	46,778	60,138
Other assets	10,396	8,939
Total assets	$962,814	$899,549
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Deficit
Current liabilities:
Accounts payable	$10,637	$26,533
Accrued liabilities	68,797	60,861
Deferred revenue	261,192	233,999
Funds payable to customers	43,074	30,137
Debt, current portion	32,627	13,586
Deferred rent and lease incentives, current portion	—	2,095
Operating lease liabilities, current portion	11,170	—
Total current liabilities	427,497	367,211
Debt, non-current portion	484,475	513,047
Deferred rent and lease incentives, non-current portion	—	32,348
Operating lease liabilities, non-current portion	112,595	—
Other liabilities	356	422
Total liabilities	1,024,923	913,028
Commitments and contingencies (see Note 11)
Redeemable convertible preferred stock, par value of $0.0001; zero shares authorized as of September 30, 2022 and December 31, 2021, respectively; zero shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	—	—
Preferred stock, par value of $0.0001; 100,000,000 authorized as of September 30, 2022 and December 31, 2021, respectively; zero shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	—	—
Stockholders’ deficit:
Class A common stock, par value of $0.0001; 1,000,000,000 shares authorized as of September 30, 2022 and December 31, 2021, respectively; 88,984,890 and 90,826,625 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	9	9
Class B common stock, par value of $0.0001; 100,000,000 shares authorized as of September 30, 2022 and December 31, 2021, respectively; 47,844,755 and 48,344,755 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	5	5
Class C common stock (authorized March 15, 2021), par value of $0.0001; zero shares authorized as of September 30, 2022 and December 31, 2021, respectively; zero shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	—	—
Class C common stock (authorized May 10, 2021), par value of $0.0001; 1,000,000,000 shares authorized as of September 30, 2022 and December 31, 2021, respectively; zero shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	—	—
Additional paid in capital	886,602	911,570
Accumulated other comprehensive loss	(5,611)	(208)
Accumulated deficit	(943,114)	(924,855)
Total stockholders’ deficit	(62,109)	(13,479)
Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$962,814	$899,549
The accompanying notes are an integral part of these financial statements.

SQUARESPACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$217,696	$200,962	$638,160	$576,618
Cost of revenue	38,907	32,868	112,549	92,777
Gross profit	178,789	168,094	525,611	483,841
Operating expenses:
Research and product development	54,312	48,769	170,469	139,692
Marketing and sales	74,248	80,249	255,897	249,005
General and administrative	38,507	32,091	113,678	336,337
Total operating expenses	167,067	161,109	540,044	725,034
Operating income/(loss)	11,722	6,985	(14,433)	(241,193)
Interest expense	(5,209)	(2,491)	(10,977)	(8,578)
Other income, net	6,869	2,101	14,597	4,493
Income/(loss) before (provision for)/benefit from income taxes	13,382	6,595	(10,813)	(245,278)
(Provision for)/benefit from income taxes	(3,277)	(3,756)	(7,446)	12,439
Net income/(loss)	$10,105	$2,839	$(18,259)	$(232,839)
Less: accretion of redeemable convertible preferred stock to redemption value	$—	$—	$—	$(969)
Net income/(loss) attributable to Class A, Class B and Class C common stockholders, basic and dilutive	$10,105	$2,839	$(18,259)	$(233,808)

Net income/(loss) per share attributable to Class A, Class B, and Class C common stockholders, basic	$0.07	$0.02	$(0.13)	$(2.90)
Net income/(loss) per share attributable to Class A, Class B, and Class C common stockholders, dilutive	$0.07	$0.02	$(0.13)	$(2.90)
Weighted-average shares used in computing net income/(loss) per share attributable to Class A, Class B, and Class C stockholders, basic	137,832,634	138,625,579	139,106,807	80,746,637
Weighted-average shares used in computing net income/(loss) per share attributable to Class A, Class B, and Class C stockholders, dilutive	139,667,719	143,251,717	139,106,807	80,746,637
The accompanying notes are an integral part of these financial statements.

SQUARESPACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income/(loss)	$10,105	$2,839	$(18,259)	$(232,839)
Other comprehensive loss:
Foreign currency translation adjustment	(2,275)	(861)	(5,113)	(1,355)
Unrealized loss on marketable securities, net of income taxes	(35)	(35)	(290)	(126)
Total other comprehensive loss	(2,310)	(896)	(5,403)	(1,481)
Total comprehensive income/(loss)	$7,795	$1,943	$(23,662)	$(234,320)
The accompanying notes are an integral part of these financial statements.

SQUARESPACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT
(in thousands, except share and per share data)
(unaudited)
Three and Nine Months Ended September 30, 2022

	Redeemable Convertible Preferred Stock		Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2021	—	$—	90,826,625	$9	48,344,755	$5	—	$—	$911,570	$(208)	$(924,855)	$(13,479)
Stock-based compensation	—	—	—	—	—	—	—	—	24,160	—	—	24,160
Stock option exercises	—	—	343,687	—	—	—	—	—	1,141	—	—	1,141
Vested RSUs converted to common shares	—	—	680,134	—	—	—	—	—	—	—	—	—
Repurchase of Class A common stock for tax withholdings upon vesting of RSUs	—	—	(287,455)	—	—	—	—	—	(7,672)	—	—	(7,672)
Net loss	—	—	—	—	—	—	—	—	—	—	(92,860)	(92,860)
Total other comprehensive loss, net of taxes	—	—	—	—	—	—	—	—	—	(979)	—	(979)
Balance at March 31, 2022	—	$—	91,562,991	$9	48,344,755	$5	—	$—	$929,199	$(1,187)	$(1,017,715)	$(89,689)
Stock-based compensation	—	—	—	—	—	—	—	—	27,056	—	—	27,056
Stock option exercises	—	—	269,064	—	—	—	—	—	969	—	—	969
Vested RSUs converted to common shares	—	—	827,149	—	—	—	—	—	—	—	—	—
Repurchase of Class A common stock for tax withholdings upon vesting of RSUs	—	—	(350,156)	—	—	—	—	—	(7,602)	—	—	(7,602)
Repurchase and retirement of Class A common stock	—	—	(1,562,460)	—	—	—	—	—	(35,202)	—	—	(35,202)
Conversion of Class B common stock to Class A common stock	—	—	500,000	—	(500,000)	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—	—	—	64,496	64,496
Total other comprehensive loss, net of taxes	—	—	—	—	—	—	—	—	—	(2,114)	—	(2,114)
Balance at June 30, 2022	—	$—	91,246,588	$9	47,844,755	$5	—	$—	$914,420	$(3,301)	$(953,219)	$(42,086)
Stock-based compensation	—	—	—	—	—	—	—	—	24,572	—	—	24,572
Stock option exercises	—	—	29,797	—	—	—	—	—	48	—	—	48
Vested RSUs converted to common shares	—	—	237,846	—	—	—	—	—	—	—	—	—
Repurchase of Class A common stock for tax withholdings upon vesting of RSUs	—	—	(97,346)	—	—	—	—	—	(2,060)	—	—	(2,060)
Repurchase and retirement of Class A common stock	—	—	(2,431,995)	—	—	—	—	—	(50,378)	—	—	(50,378)
Conversion of Class B common stock to Class A common stock	—	—	—	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—	—	—	10,105	10,105
Total other comprehensive loss, net of taxes	—	—	—	—	—	—	—	—	—	(2,310)	—	(2,310)
Balance at September 30, 2022	—	$—	88,984,890	$9	47,844,755	$5	—	$—	$886,602	$(5,611)	$(943,114)	$(62,109)
The accompanying notes are an integral part of these financial statements.

SQUARESPACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT
(in thousands, except share and per share data)
(unaudited)
Three and Nine Months Ended September 30, 2021

	Redeemable Convertible Preferred Stock		Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2020	104,446,332	$131,390	8,903,770	$1	14,368,532	$1	—	$—	$9,043	$2,455	$(675,706)	$(664,206)
Stock-based compensation	—	—	—	—	—	—	—	—	9,873	—	—	9,873
Stock option exercises	—	—	—	—	900,476	—	—	—	707	—	—	707
Vested RSUs converted to common shares	—	—	525,920	—	—	—	—	—	—	—	—	—
Repurchase of Class A common stock for tax withholdings upon vesting of RSUs	—	—	(270,089)	—	—	—	—	—	(13,416)	—	—	(13,416)
Issuance of Class C common stock, net of issuance costs	—	—	—	—	—	—	4,452,023	—	304,409	—	—	304,409
Issuance of Class C common stock for acquisition	—	—	—	—	—	—	2,750,330	1	188,178	—	—	188,179
Accretion of redeemable convertible preferred stock	—	969	—	—	—	—	—	—	(969)	—	—	(969)
Net loss	—	—	—	—	—	—	—	—	—	—	(1,146)	(1,146)
Total other comprehensive loss, net of taxes	—	—	—	—	—	—	—	—	—	(1,327)	—	(1,327)
Balance at March 31, 2021	104,446,332	$132,359	9,159,601	$1	15,269,008	$1	7,202,353	$1	$497,825	$1,128	$(676,852)	$(177,896)
Stock-based compensation	—	—	—	—	—	—	—	—	250,534	—	—	250,534
Stock option exercises	—	—	1,201,066	—	874,695	—	—	—	2,962	—	—	2,962
Vested RSUs converted to common shares	—	—	588,786	—	—	—	—	—	—	—	—	—
Repurchase of Class A common stock for tax withholdings upon vesting of RSUs	—	—	(247,120)	—	—	—	—	—	(12,319)	—	—	(12,319)
Conversion of convertible preferred stock to Class A and Class B common stock in connection with the direct listing	(104,446,332)	(132,359)	54,862,435	6	49,583,897	5	—	—	132,348	—	—	132,359
Conversion of Class B common stock to Class A common stock in connection with the direct listing	—	—	17,382,845	1	(17,382,845)	(1)	—	—	—	—	—	—
Conversion of Class C common stock to Class A common stock in connection with the direct listing	—	—	7,202,353	1	—	—	(7,202,353)	(1)	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	(234,532)	(234,532)
Total other comprehensive income, net of taxes	—	—	—	—	—	—	—	—	—	742	—	742
Balance at June 30, 2021	—	$—	90,149,966	$9	48,344,755	$5	—	$—	$871,350	$1,870	$(911,384)	$(38,150)
Stock based compensation	—	—	—	—	—	—	—	—	23,932	—	—	23,932
Stock option exercises	—	—	194,360	—	—	—	—	—	527	—	—	527
Vested RSUs converted to common shares	—	—	240,360	—	—	—	—	—	—	—	—	—
Repurchase of Class A common stock for tax withholdings upon vesting of RSUs	—	—	(95,248)	—	—	—	—	—	(4,142)	—	—	(4,142)
Net income	—	—	—	—	—	—	—	—	—	—	2,839	2,839
Total other comprehensive loss, net of taxes	—	—	—	—	—	—	—	—	—	(896)	—	(896)
Balance at September 30, 2021	—	$—	90,489,438	$9	48,344,755	$5	—	$—	$891,667	$974	$(908,545)	$(15,890)
The accompanying notes are an integral part of these financial statements.

SQUARESPACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2022	2021
OPERATING ACTIVITIES:
Net loss	$(18,259)	$(232,839)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	23,773	23,906
Stock-based compensation	75,051	284,099
Deferred income taxes	—	(13,755)
Non-cash lease expense	2,258	—
Other	700	871
Changes in operating assets and liabilities:
Accounts receivable and due from vendors	(3,099)	(35)
Prepaid expenses and other current assets	(11,514)	(18,930)
Accounts payable and accrued liabilities	6,034	7,937
Deferred revenue	38,035	34,954
Funds payable to customers	12,936	13,261
Other operating assets and liabilities	(798)	8,698
Net cash provided by operating activities	125,117	108,167
INVESTING ACTIVITIES:
Proceeds from the sale and maturities of marketable securities	22,740	25,605
Purchases of marketable securities	(19,444)	(20,385)
Purchase of property and equipment	(8,852)	(6,744)
Cash paid for acquisitions, net of acquired cash	—	(202,170)
Net cash used in investing activities	(5,556)	(203,694)
FINANCING ACTIVITIES:
Principal payments on debt	(10,189)	(10,189)
Payments for repurchase and retirement of Class A common stock	(85,580)	—
Taxes paid related to net share settlement of equity awards	(17,334)	(29,877)
Proceeds from exercise of stock options	2,158	4,196
Proceeds from issuance of Class C (authorized on March 15, 2021) common stock, net of issuance costs	—	304,409
Dividends paid	—	(367)
Net cash (used in)/provided by financing activities	(110,945)	268,172
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(985)	(159)
Net increase in cash, cash equivalents, and restricted cash	7,631	172,486
Cash, cash equivalents, and restricted cash at the beginning of the period	233,680	57,891
Cash, cash equivalents, and restricted cash at the end of the period	$241,311	$230,377

Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$200,480	$200,180
Restricted cash	40,831	30,197
Cash, cash equivalents, and restricted cash at the end of the period	$241,311	$230,377

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
Cash paid during the year for interest	$10,283	$7,864
Cash paid during the year for income taxes	$9,450	$1,107

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCE ACTIVITIES
Purchases of property and equipment included in accounts payable and accrued liabilities	$1,814	$2,662
Non-cash leasehold improvements	$5,863	$—
Capitalized stock-based compensation	$737	$240
Issuance of Class C (authorized on March 15, 2021) common stock for acquisition	$—	$188,179
The accompanying notes are an integral part of these financial statements.

SQUARESPACE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)

1.Description of Business
Squarespace, Inc. and its subsidiaries (the “Company”) is a leading all-in-one platform for businesses and independent creators to build an online presence, grow their brands and manage their businesses across the internet. The Company offers websites, domains, e-commerce, tools for managing a social media presence, marketing tools, scheduling and hospitality services. The Company is headquartered in New York, NY, with additional offices in Portland, OR, Chicago, IL, Dublin, Ireland, and Aveiro, Portugal.
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
The Company will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which the Company’s total annual gross revenue is at least $1,235,000, (ii) the last day of the fiscal year following the fifth anniversary of the completion of the Direct Listing, as discussed below, (iii) the date on which the Company issued more than $1,000,000 in non-convertible debt securities during the prior three-year period, or (iv) the date on which the Company becomes a large accelerated filer.
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
COVID-19
In March 2020, the World Health Organization declared the outbreak of the novel coronavirus ("COVID-19") a pandemic. The COVID-19 pandemic has created, and may continue to create, significant uncertainty in macroeconomic conditions. The countries in which the Company operates have begun easing initial measures to control the spread of COVID-19. However, the Company is not able to estimate the impact that COVID-19 will continue to have on worldwide economic activity or the Company’s results of operations, financial condition, or liquidity. As of September 30, 2022, the Company has not experienced a materially adverse impact from COVID-19. The Company continues to assess the potential impacts of COVID-19 and the measures taken by governments, businesses and other organizations in response to COVID-19 as information becomes available.
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
As of September 30, 2022 and December 31, 2021, no single customer accounted for more than 10% of the Company’s accounts receivable. Additionally, no single customer accounted for more than 10% of the Company’s revenue during the three and nine months ended September 30, 2022 and 2021.
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
Restricted Cash and Payment Processing Transactions
As a result of the acquisition of Tock, the Company processes certain payments and holds funds on behalf of its restaurant customers consisting of diner prepayments for restaurant reservations as well as to-go orders. While the Company does not have any contractual obligations to hold such cash as restricted, the diner prepayments and associated sales tax are included in restricted cash in the condensed consolidated balance sheet as of September 30, 2022 and December 31, 2021.
In addition, the Company recognizes the liability due to restaurant customers in funds payable to customers and the associated sales tax payable in accrued liabilities in the condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021. Funds are remitted to the restaurant customers based on the stipulated contract terms. In addition to restricted cash held on behalf of restaurant customers, the Company recognizes in-transit receivables from certain third-party vendors which assist in processing and settling payment transactions due to a clearing period before the related cash is received or settled. In-transit receivables are included in due from vendors in the condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021.

SQUARESPACE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
The following table represents the assets and liabilities related to payment processing transactions:

	September 30, 2022	December 31, 2021
Restricted cash	$40,831	$30,433
Due from vendors	2,928	1,828
Total payment processing assets	43,759	32,261
Funds payable to customers	(43,074)	(30,137)
Sales tax payable	(685)	(2,124)
Total payment processing liabilities	(43,759)	(32,261)
Total payment processing transactions, net	$—	$—
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
Long-Lived Assets
Long-lived assets or asset groups are reviewed periodically for impairment whenever events or changes in circumstances indicate the carrying amount of an asset or asset group may not be fully recoverable. Upon occurrence, recoverability is measured by comparing the sum of the undiscounted expected future cash flows the asset or asset group is expected to generate to its carrying amount. If the carrying amount of the asset or asset group exceeds its undiscounted expected future cash flows, an impairment loss is recognized in the amount of the excess of the carrying amount over the fair value. Any impairments are treated as permanent reductions in the carrying amount of the respective asset.
Leases
ASC Topic 842, Leases
The Company adopted ASC Topic 842, Leases ("ASC Topic 842"), as of January 1, 2022. The Company determines if an arrangement is or contains a lease at inception by assessing whether the arrangement conveys the right to control the use of an identified asset. The Company classifies, measures and recognizes a lease liability on the lease commencement date based on the present value of lease payments over the remaining lease term. As of September 30, 2022, the Company's leases are classified as operating leases. The Company uses an estimated incremental borrowing rate based on information available at the lease commencement date in determining the present value of future payments as the rate implicit in the lease is not generally known. The incremental borrowing rate is based on the rate of interest the Company would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Operating right-of-use assets related to operating lease liabilities equal the amount of the initial measurement of the lease liability adjusted for any initial direct costs, prepaid rent and lease incentives received. Lease terms that are used in determining operating lease liabilities at lease inception may include options to extend or terminate the leases and when it is reasonably certain that the Company will exercise such options. Operating lease expense is recorded on a straight-line basis over the lease term. The straight-line expense is allocated within the condensed consolidated statements of operations based on departmental employee headcount. Variable lease costs are recognized as incurred and allocated within the condensed consolidated statements of operations based on departmental employee headcount. The Company has applied practical expedients for lease agreements with lease and non-lease components, and in such cases, accounts for the components as a single lease component. The Company has also elected not to recognize operating right-of-use assets and operating lease liabilities for any lease with an original lease term of less than one year.
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
Operating sublease income is recognized on a straight-line basis over the sublease term and is allocated within the condensed consolidated statements of operations based on departmental employee headcount.
ASC Topic 840, Leases
Prior to the adoption of ASC Topic 842, the Company categorized leases at their inception as either operating or capital leases in accordance with ASC Topic 842, Leases. In the ordinary course of business, the Company enters into long term operating leases for office space. The Company’s headquarters is located in New York, NY. As of December 31, 2021, the Company also had office leases in Portland, OR, Los Angeles, CA, Chicago, IL, and Dublin, Ireland, all of which included varying commencement and expiration dates. The Company recognized rent expense on a straight-line basis over the lease period and accrued for rent expense as incurred, but not paid. Any related lease incentives were recorded as a reduction in rent expense on a straight-line basis over the lease term. The Company classified deferred rent and lease incentives as current based on the rent expense that would have been recognized during the succeeding twelve-month period from the balance sheet date. All other deferred rent and lease incentives were recorded as non-current in the condensed consolidated balance sheets. The Company recognized any sublease rental income on a straight-line basis as an offset to rent expense.
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

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
	Presence	Commerce	Total	Presence	Commerce	Total
Subscription revenue
Transferred over time	$146,055	$50,258	$196,313	$428,434	$146,180	$574,614
Transferred at a point in time	3,398	—	3,398	10,447	—	10,447
Non-subscription revenue
Transferred over time	459	890	1,349	1,299	2,641	3,940
Transferred at a point in time	83	16,553	16,636	291	48,868	49,159
Total revenue	$149,995	$67,701	$217,696	$440,471	$197,689	$638,160

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
	Presence	Commerce	Total	Presence	Commerce	Total
Subscription revenue
Transferred over time	$137,450	$44,642	$182,092	$400,268	$124,198	$524,466
Transferred at a point in time	3,078	—	3,078	8,778	—	8,778
Non-subscription revenue
Transferred over time	476	110	586	1,597	254	1,851
Transferred at a point in time	148	15,058	15,206	657	40,866	41,523
Total revenue	$141,152	$59,810	$200,962	$411,300	$165,318	$576,618
Revenue by Geography
Revenue by geography is based on the customer’s self-reported country identifier or, if not available, the billing address or IP address, and was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
United States	$157,409	$130,133	$456,583	$398,693
International	60,287	70,829	181,577	177,925
Total revenue	$217,696	$200,962	$638,160	$576,618
During the three months ended September 30, 2021, the Company identified certain revenues which should have been classified as international revenues during the first and second quarters of 2021. Accordingly, in the third quarter of 2021, the Company reclassified approximately $4,101 and $5,132 related to the first and second quarters, respectively, out of United States and into international revenue. Using the updated classification, the international revenue for the three months ended September 30, 2021 would have been $61,596. Further, the United States revenue for the three months ended September 30, 2021 would have been $139,366. There was no impact on international or United States revenue for the nine months ended September 30, 2021 and no amounts were reclassified related to 2022.
Currently no individual country contributes greater than 10% of total international revenue.
Deferred Revenue
The deferred revenue balance as of September 30, 2022 and December 31, 2021 represents the Company’s aggregate remaining performance obligations that are expected to be recognized as revenue in subsequent periods. Generally, the Company’s contracts are for one year or less and the value for contracts with terms greater than one year is not material. The change in deferred revenue primarily reflects cash payments received during the period for which the performance obligation was not satisfied prior to the end of the period partially offset by $42,213 and $220,342 of revenues recognized during the three and nine months ended September 30, 2022, respectively, and $37,837 and $196,992 during the three and nine months ended September 30, 2021, respectively.

SQUARESPACE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
Capitalized Contract Costs
Assets capitalized related to contract costs consisted of the following:

	September 30, 2022	December 31, 2021
Capitalized referral fees, current	$5,926	$4,813
Capitalized referral fees, non-current	8,054	7,713
Capitalized app fees, current	957	1,202
Sales commissions, current	433	221
Sales commissions, non-current	159	131
Total capitalized contract costs	$15,529	$14,080
Amortization of capitalized contract costs was $2,624 and $7,860 for the three and nine months ended September 30, 2022, respectively, and $2,200 and $6,152 for the three and nine months ended September 30, 2021, respectively, and was included in marketing and sales in the condensed consolidated statements of operations.
There were no impairment charges recognized related to capitalized contract costs for the three and nine months ended September 30, 2022 and 2021.
Obligations for Returns, Refunds and Other Similar Obligations
The Company did not have any material change in revenue recognition from a previous period due to refunds, change in transaction price or other consideration variables. As of September 30, 2022 and December 31, 2021, obligations for refunds were $355 and $506, respectively, and were included in accrued liabilities in the condensed consolidated balance sheets.
4.Acquisitions
The Company did not acquire any businesses during the three and nine months ended September 30, 2022.
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
The Company finalized the purchase accounting, including the identification and allocation of consideration to assets acquired, and the purchase price allocation as of March 31, 2022. Goodwill associated with the acquisition of Tock is not amortizable for tax purposes.
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
(in thousands, except share and per share data)
(unaudited)
5.Investment in Marketable Securities
The following tables represent the amortized cost, gross unrealized gains and losses and fair market value of the Company’s available-for-sale (“AFS”) marketable securities:

	September 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
Corporate bonds and commercial paper	$15,187	$—	$(122)	$15,065
Asset backed securities	3,008	—	(24)	2,984
U.S. treasuries	9,881	—	(182)	9,699
Total investment in marketable securities	$28,076	$—	$(328)	$27,748

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
Corporate bonds and commercial paper	$19,301	$—	$(14)	$19,287
Asset backed securities	6,190	2	—	6,192
U.S. treasuries	6,003	—	(26)	5,977
Total investment in marketable securities	$31,494	$2	$(40)	$31,456
The Company's gross unrealized losses and fair values for those investments that were in an unrealized loss position as of September 30, 2022 and December 31, 2021, aggregated by investment category and the length of time that individual securities have been in a continuous loss position are as follows:

	September 30, 2022
	Less than 12 months		12 months or Greater		Total
	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses
Corporate bonds and commercial paper	$13,076	$(95)	$1,989	$(27)	$15,065	$(122)
Asset backed securities	$2,984	$(24)	$—	$—	$2,984	$(24)
U.S. treasuries	$5,803	$(76)	$3,896	$(106)	$9,699	$(182)
Total investment in marketable securities	$21,863	$(195)	$5,885	$(133)	$27,748	$(328)

	December 31, 2021
	Less than 12 months		12 months or Greater		Total
	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses
Corporate bonds and commercial paper	$19,287	$(14)	$—	$—	$19,287	$(14)
Asset backed securities	$6,192	$—	$—	$—	$6,192	$—
U.S. treasuries	$5,977	$(26)	$—	$—	$5,977	$(26)
Total investment in marketable securities	$31,456	$(40)	$—	$—	$31,456	$(40)
The Company recognized unrealized losses of $35 and $290 with respect to its AFS securities during the three and nine months ended September 30, 2022, respectively, and $35 and $126 during the three and nine months ended September 30, 2021, respectively. The unrealized losses were due to changes in market rates and the Company has determined the losses are temporary in nature. These unrealized losses were classified in accumulated other comprehensive loss in the condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021.
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

SQUARESPACE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
The contractual maturities of the investments classified as marketable securities were as follows:

	September 30, 2022	December 31, 2021
Due within 1 year	$25,774	$19,248
Due in 1 year through 5 years	1,974	12,208
Total investment in marketable securities	$27,748	$31,456
6.Fair Value of Financial Instruments
A summary of the Company’s investments in marketable securities (including, if applicable, those marketable securities classified as cash and cash equivalents) were as follows:

	September 30, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$85,634	$—	$—	$85,634
Available-for-sale debt securities
Corporate bonds and commercial paper	—	15,065	—	15,065
Asset backed securities	—	2,984	—	2,984
U.S. treasuries	9,699	—	—	9,699
Total	$95,333	$18,049	$—	$113,382

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$81,501	$—	$—	$81,501
Available-for-sale debt securities
Corporate bonds and commercial paper	—	19,287	—	19,287
Asset backed securities	—	6,192	—	6,192
U.S. treasuries	5,977	—	—	5,977
Total	$87,478	$25,479	$—	$112,957
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
7.Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	September 30, 2022	December 31, 2021
Prepaid advertising expenses	$1,013	$16,236
Prepaid income taxes	24,026	22,032
Prepaid operational expenses	14,364	12,301
Receivables for leasehold improvements	—	5,186
Prepaid referrals, current	5,926	4,813
Other current assets	1,437	6,531
Total prepaid expenses and other current assets	$46,766	$67,099

SQUARESPACE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
8.Accrued Liabilities
Accrued liabilities consisted of the following:

	September 30, 2022	December 31, 2021
Accrued marketing expenses	$24,713	$23,042
Accrued indirect taxes	25,059	19,565
Accrued leasehold improvement expenditures	—	1,228
Accrued product expenses	4,514	1,359
Accrued payroll expense	4,059	2,900
Other accrued expenses	10,452	12,767
Total accrued liabilities	$68,797	$60,861
9.Debt
Debt outstanding as of September 30, 2022 and December 31, 2021 was as follows:

	September 30, 2022	December 31, 2021
Term Loan	$519,662	$529,852
Less: unamortized original issue discount	(2,096)	(2,635)
Less: unamortized deferred financing costs	(464)	(584)
Less: debt, current	(32,627)	(13,586)
Total debt, non-current	$484,475	$513,047
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
Borrowings under the Credit Facility are subject to an interest rate equal to LIBOR plus the applicable margin based on our Consolidated Total Debt to Consolidated EBITDA ratio. The applicable margin was 1.50% as of September 30, 2022. The effective interest rate as of September 30, 2022 was 4.63%.
As of September 30, 2022, $7,255 was outstanding under the Revolving Credit Facility in the form of outstanding letters of credit and $17,745 remained available for borrowing by the Company. The letters of credit issued as of September 30, 2022 were related to certain of the Company's operating lease agreements for offices that require security deposits in the form of an irrevocable letter of credit. During the three months ended September 30, 2022, the letter of credit for the Company's security deposit related to its New York, NY headquarters was reduced by $2,388 due to a scheduled step-down per the lease agreement. The letters of credit issued are subject to a fee equal to the interest rate on the Credit Facility. In addition, the Revolving Credit Facility is subject to an unused commitment fee of 0.20% to 0.25%, depending on the consolidated total debt to consolidated EBITDA ratio as defined by the 2020 Credit Agreement, quarterly to the lenders in respect of the unutilized commitments.
The 2020 Credit Agreement contains certain customary affirmative covenants and events of default. The negative covenants in the Credit Facility include, among other items, limitations on the ability, subject to negotiated exceptions, to incur additional indebtedness or issue additional preferred stock of the Company, to create or issue certain liens on certain assets, to enter into agreements related to mergers and acquisitions, including the sale of certain assets or disposition of assets, or declare, make or pay dividends and distributions. The 2020 Credit Agreement contains certain negative covenants for an indebtedness to consolidated EBITDA ratio, as defined by the 2020 Credit Agreement, and commencing with December 31, 2020 and all fiscal quarters thereafter through maturity. As a result of the Modification, commencing with the fiscal quarter ended December 31, 2020, the Company is required to maintain an indebtedness to consolidated EBITDA ratio of not more than 4.50, tested as of the last day of each fiscal quarter, with a step-down to 4.25 for the fiscal quarters ending March 31, 2022 and June 30, 2022, a further step-down to 4.00 for the fiscal quarters ending September 30, 2022 and December 31, 2022 and a final step-down to 3.75 for the fiscal quarter ending March 31, 2023 and each fiscal quarter

SQUARESPACE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
thereafter (the “Financial Covenant”), subject to customary equity cure rights. The Financial Covenant is subject to a 0.50 step-up in the event of a material permitted acquisition, which the Company can elect to implement up to two times during the life of the facility. The Company did not elect to implement this step-up as a result of the acquisition of Tock. If the Company is not in compliance with the covenants under the 2020 Credit Agreement or the Company otherwise experiences an event of default, the lenders would be entitled to take various actions, including acceleration of amounts due under the 2020 Credit Agreement. As of September 30, 2022, the Company was in compliance with all applicable covenants, including the Financial Covenant.
Consolidated EBITDA is defined in the Credit Agreement as net income/(loss) adjusted to exclude interest expense, other income, net, (provision for)/benefit from income taxes, depreciation and amortization, and stock-based compensation expense. In addition, consolidated EBITDA also allows for other adjustments such as the exclusion of transaction costs, changes in deferred revenue, and other costs that may be considered non-recurring.
Scheduled Principal Payments
The scheduled principal payments required under the terms of the 2020 Credit Facility are as follows:

Year Ending December 31,	Amount
Remainder of 2022	$3,396
2023	40,758
2024	40,758
2025	434,750
Total	$519,662
10.Income Taxes
For interim periods, the Company has historically utilized the estimated annual effective tax rate method under which the Company determined its provision for income taxes based on the current estimate of its annual effective tax rate. For the three and nine months ended September 30, 2022, the Company utilized the discrete effective tax rate method, as allowed under ASC Topic 740, Income Taxes - Interim Reporting, when the application of the estimated annual tax rate method is impractical and does not provide a reliable estimate of the annual effective tax rate. The discrete method treats the year-to-date period as if it were the annual period and determines the interim income taxes on that basis. The Company determined that since small changes in estimated annual pre-tax income/(loss) would result in significant changes in the estimated annual effective tax rate and significant variations in the customary relationship between the (provision for)/benefit from income taxes and pre-tax accounting income/(loss), the historical method would not provide a reliable estimate of the effective tax rate for the three and nine months ended September 30, 2022. The Company will reevaluate the use of this method until the Company believes a return to the estimated annual effective tax rate method is deemed appropriate.
For the three months ended September 30, 2022 and 2021, the Company recorded an income tax expense of $3,277 and an income tax expense of $3,756 respectively, which resulted in an effective tax rate of (24.5)% and (57.0)%, respectively. For the nine months ended September 30, 2022 and 2021, the Company recorded an income tax expense of $7,446 and an income tax benefit of $12,439 respectively, which resulted in an effective tax rate of 68.9% and (5.1)%, respectively.
The Company’s effective income tax rate for the three and nine months ended September 30, 2022 differed from the statutory rate of 21% primarily due to the change in the valuation allowance for deferred tax assets related primarily to the capitalization of research and development expenditures, nondeductible executive compensation, global intangible low-taxes income, unrecognized tax benefits, and nondeductible expenses, partially offset by research and development tax credits, windfall on stock-based compensation, and deduction from foreign-derived intangible income. The provision for income taxes for the three and nine months ended September 30, 2022 also reflects a provision of the Tax Cuts and Jobs Act of 2017 becoming effective as of January 1, 2022 that requires companies to capitalize and amortize research and development expenditures rather than deduct the costs as incurred. Unless the law is changed or repealed, the Company expects its effective tax rate and cash tax payments to change significantly as compared to fiscal 2021.
The Company’s estimated annual effective income tax rate for the three and nine months ended September 30, 2021 differed from the statutory rate of 21% primarily due to nondeductible executive compensation, nondeductible transaction expenses, minimum taxes, partially offset by windfall on stock-based compensation and research and development tax credits.
As of September 30, 2022, the Company had unrecognized tax benefits of $10,256, all of which would not affect the effective tax rate due to the Company's full valuation allowance against all federal, state and foreign deferred tax assets that the Company believes will not be realizable on a more-likely-than-not basis. As of September 30, 2021, the Company had unrecognized tax benefits of $6,948, of which $1,095 would affect the effective tax rate if recognized and the remainder of

SQUARESPACE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
$5,853 would not affect the effective tax rate due to the valuation allowance. The increase was primarily due to tax positions taken during the current and prior periods. The Company is unable to reasonably estimate the timing of long-term payments or the amount by which the liability will increase or decrease. The Company’s policy is to classify accrued interest and penalties related to unrecognized tax benefits in the (provision for)/benefit from income taxes in the condensed consolidated statement of operations. There were no accrued interest and penalties as of September 30, 2022 and September 30, 2021.
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
On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (the "Inflation Reduction Act") into law. The Inflation Reduction Act contains certain tax measures, including a corporate alternative minimum tax of 15% on some large corporations and an excise tax of 1% on corporate stock repurchases. The Company is currently evaluating the various provisions of the Inflation Reduction Act and does not anticipate a material impact on the Company's condensed consolidated financial statements.
11.Commitments and Contingencies
Indirect Taxes
The Company is subject to indirect taxation in some, but not all, of the various U.S. states and foreign jurisdictions in which it conducts business. Therefore, the Company has an obligation to charge, collect and remit Value Added Tax (“VAT”) or Goods and Services Tax (“GST”) in connection with certain of its foreign sales transactions and sales and use tax in connection with eligible sales to subscribers in certain U.S. states. On June 21, 2018, the U.S. Supreme Court overturned the physical presence nexus standard and held that states can require remote sellers to collect sales and use tax. In addition, U.S. states and foreign jurisdictions have and continue to enact laws which expand tax collection and remittance obligations that could apply to a platform like the Company's. As a result of these rulings, recently enacted laws, and the scope of the Company’s operations, taxing authorities continue to provide regulations that increase the complexity and risks to comply with such laws and could result in substantial liabilities, prospectively as well as retrospectively. Based on the information available, the Company continues to evaluate and assess the jurisdictions in which indirect tax nexus exists and believes that the indirect tax liabilities are adequate and reasonable. However, due to the complexity and uncertainty around the application of these rules by taxing authorities, results may vary materially from the Company’s expectations. The Company had an indirect tax liability of $25,059 and $19,565 as of September 30, 2022 and December 31, 2021, respectively, which is included in accrued liabilities in the condensed consolidated balance sheets.
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
On March 10, 2022, the Company entered into an agreement to sublease a portion of one of its office spaces in Chicago, IL through the existing termination date of May 30, 2023. The Company expects to receive total lease payments of approximately $409 over the term of the sublease. During the three and nine months ended September 30, 2022, the Company recorded sublease income of $75 and $200, respectively, related to the Chicago, IL office space sublease.

SQUARESPACE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
On March 31, 2022, the Company reassessed the useful life of its operating lease right-of-use asset related to its leased office space in Los Angeles, CA due to ceasing the use of the office space with no expected future benefit. As a result, the Company recorded an additional $258 of operating lease expense during the nine months ended September 30, 2022.
On September 15, 2022, the Company entered into a lease for office space in Aveiro, Portugal. As a result, the Company recorded an operating lease liability and operating lease right-of-use asset of $252 and $255, respectively, in the condensed consolidated balance sheet with the difference being due to prepaid rent as of lease commencement.
During the three months ended September 30, 2022, the Company remeasured the lease liability and adjusted the right-of-use asset related to its leased office space in Portland, OR due to a reassessment of the lease term. As a result, the associated operating lease liability and operating lease right-of-use asset were reduced by $3,213 in the condensed consolidated balance sheet as of September 30, 2022. Subsequent to the remeasurement, the Company determined the carrying value of the right-of-use asset was not recoverable based on undiscounted future cash flows. The Company used the income approach to determine the fair value of the right-of-use asset, including Level 3 inputs of the fair market value hierarchy, based on projected sublease income over the remaining lease term discounted at a rate that reflects the risks associated with the future cash flows. As a result, the Company recorded an impairment loss of $1,694 in general and administrative expenses in the condensed consolidated statements of operations during the three and nine months ended September 30, 2022.
The components of operating lease expense, net recognized in the condensed consolidated statements of operations were as follows:

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Operating lease costs
Operating lease costs	$5,231	$12,655
Variable lease costs	533	1,402
Short-term lease costs	42	90
Operating lease income
Sublease income	161	$471
Total operating lease expense, net	$5,645	$13,676
Supplemental disclosure of cash and non-cash operating activities related to operating leases were as follows:

Nine Months Ended September 30, 2022
Cash paid for amounts included in the measurement of operating lease liabilities, net of cash received for lease incentives	$10,328
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$255
As of September 30, 2022, the weighted-average lease term and discount rate related to operating leases were as follows:

September 30, 2022
Weighted-average remaining lease term (in years)	8.50
Weighted-average discount rate use in measuring operating lease liabilities	3.75%
As of September 30, 2022, maturities of operating lease liabilities were as follows:

Year Ending December 31,	Amount
Remainder of 2022	$3,811
2023	15,767
2024	16,380
2025	16,767
2026	17,490
Thereafter	75,186
Total operating lease payments	145,401
Less: imputed interest	(21,636)
Total operating lease liabilities	$123,765

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
During the three and nine months ended September 30, 2022, the Company repurchased 2,431,995 and 3,994,455 shares and paid cash of $50,378 and $85,580, including commissions of $49 and $80, under the Stock Repurchase Plan through open market purchases, respectively. The weighted-average price per share for the share repurchases was $21.84

SQUARESPACE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
and $21.40 during the three and nine months ended September 30, 2022, respectively. As of September 30, 2022, approximately $114,420 remained available for stock repurchase pursuant to the Stock Repurchase Plan.
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
On May 10, 2021, the Company created a new Class C common stock pursuant to the Company's amended and restated certificate of incorporation. The Company authorized 1,000,000,000 shares of the new Class C common stock, par value $0.0001 per share. The board of directors has the authority, without stockholder approval except as required by the NYSE, to issue shares of our Class C common stock. The new Class C common stock is not convertible into shares of Class A common stock or shares of Class B common stock and has no voting rights. As of September 30, 2022, the Company has not issued any shares of the new Class C common stock.
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
During the three and nine months ended September 30, 2022, the Company did not declare or pay any dividends. During the three and nine months ended September 30, 2021, the Company did not declare any dividends.

SQUARESPACE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
15.Accumulated Other Comprehensive (Loss)/Income
Accumulated other comprehensive (loss)/income activity for the three and nine months ended September 30, 2022 and 2021 was as follows:

	Foreign Currency Translation Adjustments	Net Unrealized Losses on Marketable Securities	Total Accumulated Other Comprehensive Loss
Balance at December 31, 2021	$(170)	$(38)	$(208)
Other comprehensive loss before reclassifications	(801)	(178)	(979)
Other comprehensive loss	(801)	(178)	(979)
Balance at March 31, 2022	$(971)	$(216)	$(1,187)
Other comprehensive loss before reclassifications	(2,037)	(77)	(2,114)
Other comprehensive loss	(2,037)	(77)	(2,114)
Balance at June 30, 2022	$(3,008)	$(293)	$(3,301)
Other comprehensive loss before reclassifications	(2,275)	(35)	(2,310)
Other comprehensive loss	(2,275)	(35)	(2,310)
Balance at September 30, 2022	$(5,283)	$(328)	$(5,611)

	Foreign Currency Translation Adjustments	Net Unrealized Gains/(Losses) on Marketable Securities	Total Accumulated Other Comprehensive Income/(Loss)
Balance at December 31, 2020	$2,341	$114	$2,455
Other comprehensive loss before reclassifications	(1,282)	(45)	(1,327)
Other comprehensive loss	(1,282)	(45)	(1,327)
Balance at March 31, 2021	$1,059	$69	$1,128
Other comprehensive income/(loss) before reclassifications	788	(46)	742
Other comprehensive income/(loss)	788	(46)	742
Balance at June 30, 2021	$1,847	$23	$1,870
Other comprehensive loss before reclassifications	(861)	(35)	(896)
Other comprehensive loss	(861)	(35)	(896)
Balance at September 30, 2021	$986	$(12)	$974
Amounts reclassified out of accumulated other comprehensive (loss)/income, net of taxes, during the three and nine months ended September 30, 2022 and 2021 were not material.
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
Stock options in common stock exercised were 29,797 and 642,548 during the three and nine months ended September 30, 2022, respectively, and 194,360 and 3,170,597 during the three and nine months ended September 30, 2021, respectively. Cash consideration for stock options exercised were $48 and $2,158 during the three and nine months ended September 30, 2022, respectively, and $630 and $4,196 during the three and nine months ended September 30, 2021, respectively.
Restricted Stock Units (RSUs)
Squarespace, Inc. 2017 Equity Incentive Plan
On November 17, 2017, the Company’s board of directors approved the Squarespace, Inc. 2017 Equity Incentive Plan (“the 2017 Plan”). Under the 2017 Plan, the Company may grant shares of its Class A common stock in the form of RSUs, stock options, stock appreciation rights, performance stock awards and other stock awards. RSUs generally vest over

SQUARESPACE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
four years and are measured based on the fair market value of the underlying Class A common stock on the date of grant, as determined by the Company’s board of directors. During the three and nine months ended September 30, 2022, there were 211,261 and 1,478,728 shares that vested under the 2017 plan of which 85,992 and 652,241 shares were reacquired in order to satisfy employee tax obligations, respectively. After April 15, 2021, there were no additional grants issued from the 2017 Plan.
Squarespace, Inc. 2021 Equity Incentive Plan
On March 25, 2021, the Company’s board of directors adopted the Squarespace, Inc. 2021 Equity Incentive Plan (“the 2021 Plan”) which was approved by the stockholders on May 3, 2021 and went into effect on May 9, 2021. Under the 2021 Plan, the Company may grant shares of its Class A common stock in the form of RSUs, stock options, stock appreciation rights, performance stock awards and other stock awards. During the three and nine months ended September 30, 2022, the Company granted 659,452 and 5,851,643 shares of Class A common stock in the form of RSUs under the 2021 Plan, respectively. RSUs generally vest over four years and subsequent to the Direct Listing, are measured based on the closing price of our Class A common stock as reported on the date of grant. During the three and nine months ended September 30, 2022, there were 26,585 and 120,246 shares that vested under the 2021 plan of which 11,354 and 37,430 shares were reacquired in order to satisfy employee tax obligations, respectively.
Additional Shareholder RSUs
During the nine months ended September 30, 2021, the Company granted 438,468 shares of Class C common stock in the form of RSUs outside of the 2017 and 2021 Plans. Immediately prior to the registration statement in connection with the Direct Listing being declared effective, shares of Class C common stock automatically converted to Class A common stock. During the nine months ended September 30, 2021, there were 146,155 shares that vested outside of the 2017 and 2021 Plans of which 45,286 shares were reacquired in order to satisfy employee tax obligations.
Executive Restricted Stock Grant
On August 22, 2017, and subsequently modified on August 24, 2020, the Company granted its Chief Executive Officer ("CEO") 4,460,858 shares of Class B common stock (the “CEO Stock Grant”) that contained a provision that required either (1) a Liquidation Event (other than a liquidation, dissolution or winding up of the Company) as defined by the Stock Grant Agreement or (2) an IPO, as defined by the Stock Grant Agreement, before August 22, 2021 or the shares would be forfeited. The Company estimated the fair value of the Class B common stock to be $51.40 per share on the modification date.
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
During the three and nine months ended September 30, 2022, the Company recorded compensation expense of $7,816 and $23,193, respectively, related to the Casalena Performance Award in general and administrative expenses in the condensed consolidated statements of operations.

SQUARESPACE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
Stock-based Compensation
The classification of stock-based compensation by line item in the condensed consolidated statements of operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenue	$1,000	$440	$2,470	$1,095
Research and product development	9,462	8,782	31,138	23,820
Marketing and sales	2,252	1,716	6,246	4,457
General and administrative	11,380	12,796	35,197	254,727
Total stock-based compensation	$24,094	$23,734	$75,051	$284,099
The amount above excludes $478 and $737 of stock compensation capitalized as property and equipment, net, for the three and nine months ended September 30, 2022, respectively, and $198 and $240 for the three and nine months ended September 30, 2021, respectively.
During the nine months ended September 30, 2022, certain RSUs were modified to allow for accelerated vesting. As a result of these modifications, the Company will record lower stock-based compensation expense of $18,247 through fiscal 2026. During the three and nine months ended September 30, 2022, the Company recorded stock-based compensation expense of $1,923 and $4,098, respectively, related to the modified awards.
17.Related Party Transactions
The Company's previous Chief Financial Officer, whose resignation was effective as of July 31, 2022, was appointed as a member of the board of directors of Avalara, Inc. on August 28, 2021. Transactions between Avalara, Inc. and the Company were not material for the period through the previous Chief Financial Officer's departure.
Certain members of Tock's senior management have an ownership in several of the Company's restaurant customers. For the three and nine months ended September 30, 2022, these restaurant customers contributed revenue of $330 and $895. As of September 30, 2022, the Company had a liability of $3,373 due to these restaurant customers, which primarily represents diner prepayments and sales tax, and is included in funds due to customers in the condensed consolidated balance sheets.
On September 1, 2014, the Company entered into an agreement with Getty Images to resell certain content to the Company’s customers. The Deputy Chairman of Getty Images is a member of the Company’s board of directors. Amounts recorded in connection with this agreement were not material for the three and nine months ended September 30, 2022.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
The following table sets forth the computation of basic and diluted net income/(loss) per share attributable to Class A, Class B and Class C common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net income/(loss)	$10,105	$2,839	$(18,259)	$(232,839)
Less: accretion of redeemable convertible preferred stock to redemption value	$—	$—	$—	$(969)
Net income/(loss) attributable to Class A, Class B and Class C common stockholders, basic and dilutive	$10,105	$2,839	$(18,259)	$(233,808)
Denominator:
Weighted-average shares used in computing net income/(loss) per share attributable to Class A, Class B, and Class C stockholders, basic	137,832,634	138,625,579	139,106,807	80,746,637
Effect of dilutive securities	1,835,085	4,626,138	—	—
Weighted-average shares used in computing net income/(loss) per share attributable to Class A, Class B, and Class C stockholders, dilutive	139,667,719	143,251,717	139,106,807	80,746,637
Net income/(loss) per share attributable to Class A, Class B, and Class C common stockholders, basic	$0.07	$0.02	$(0.13)	$(2.90)
Net income/(loss) per share attributable to Class A, Class B, and Class C common stockholders, dilutive	$0.07	$0.02	$(0.13)	$(2.90)
The following weighted-average outstanding shares of potentially dilutive securities were excluded from the computation of diluted net income/(loss) per share attributable to Class A, Class B and Class C common stockholders for the periods presented because including them would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Outstanding stock options	—	—	1,214,344	2,041,248
Restricted stock units	5,372,992	1,406,837	7,986,596	5,595,932
Total	5,372,992	1,406,837	9,200,940	7,637,180
19.Subsequent Events
The Company has entered into employment agreements with certain members of management which include the intent to issue $16,300 of Class A common stock in the form of RSUs under the 2021 Plan during the fourth quarter of 2022. Upon approval and issuance, these RSUs will vest over a period of four years and will be measured based on the closing price of our Class A common stock as reported on the date of grant.

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
We primarily derive revenue from monthly and annual subscriptions to our presence and commerce solutions. Subscription revenue accounted for 91.7% of our total revenue for both the three and nine months ended September 30, 2022 and 92.1% and 92.5% of our total revenue for the three and nine months ended September 30, 2021, respectively. Payments for our subscription plans are generally collected at the beginning of the subscription period and we generally recognize the associated revenue ratably over the term of the customer contract. Non-subscription revenue primarily consists of commerce transaction fees received through revenue sharing arrangements with payment processors that handle our customers’ commerce transactions, payment processing fees received in exchange for use of our hospitality services as well as revenue we generate from third-party services we offer that provide additional functionality to our customers.
We generated revenue of $217.7 million and $638.2 million for the three and nine months ended September 30, 2022, respectively, and net income of $10.1 million and net loss of $18.3 million for the three and nine months ended September 30, 2022, respectively. We generated revenue of $201.0 million and $576.6 million for the three and nine months ended September 30, 2021, respectively, and net income of $2.8 million and net loss of $232.8 million for the three and nine months ended September 30, 2021, respectively. We believe we have a stable and predictable business model driven by customer acquisition and the adoption by our customers over time of higher value offerings and add-on subscriptions. Our platform serves all types of customers, from small and medium-sized businesses ("SMBs") and independent creators, such as restaurants, photographers, wedding planners, artists, musicians and bloggers, to iconic brands. No individual unique subscription accounted for more than 1% of our total bookings for the three and nine months ended September 30, 2022 and 2021.
Key Factors Affecting Our Performance
Acquisition of new and retention of existing unique subscriptions
Acquiring and retaining unique subscriptions to our platform is the primary driver of our revenue growth. The number of unique subscriptions to our platform was in line with the previous quarter, remaining at 4.2 million unique subscriptions as of September 30, 2022 representing an increase of 4.1% relative to September 30, 2021. In order to support the acquisition of new unique subscriptions, we intend to continue to invest in our direct response marketing efforts, develop new points of entry to our platform and expand internationally. We view this spending as a long-term investment in our business to attract new unique subscriptions.
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
For the three and nine months ended September 30, 2022, our platform processed approximately $1,411.0 million and $4,502.8 million of gross merchandise value ("GMV"), respectively, representing an increase of 2.5% and 11.4% from the same period in 2021, respectively. GMV represents the total dollar value of orders processed through our platform in the period, net of refunds and fraudulent orders.
We continue to invest and innovate our commerce offerings to enable customers to build the most impactful online stores, deepen our functionality in physical commerce and establish leadership in commerce services and hospitality services. Our commerce revenue was $67.7 million and $197.7 million for the three and nine months ended September 30, 2022, representing 13.2% and 19.6% growth from the same period in 2021, respectively. We believe the adoption of our commerce offerings by new and existing customers will help drive our long-term revenue growth.
Investments in product innovation
We rely on hiring and retaining a talented product development workforce. The success of our customers relies on the innovation tied to this workforce and our ability to remain agile to address customer needs. Our research and product development expenses were $54.3 million and $170.5 million for the three and nine months ended September 30, 2022, respectively, representing 11.4% and 22.0% growth over the same periods in 2021.
Foreign currency fluctuations
As of September 30, 2022, we had customers in over 200 countries and territories and our international customers represented approximately 30% of our total bookings. As foreign currency exchange rates change, translation of the statements of operations of our international businesses into U.S. dollars may affect year-over-year comparability of our operating results.
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
Interest expense
Interest expense primarily consists of the interest expense related to our debt facilities. For further discussion on our interest expense related to our debt facilities, see "Liquidity and Capital Resources, Indebtedness.”
Other income, net
Other income, net is primarily comprised of net investment income and realized and unrealized foreign currency gains and losses. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk, Foreign Currency Exchange Risk.”
(Provision for)/benefit from income taxes
We are subject to income taxation and file U.S. federal income tax returns as well as income tax returns in the various U.S. states and foreign jurisdictions in which we conduct business. For interim periods, we historically utilized the estimated annual effective tax rate method under which we determined our (provision for)/benefit from income taxes based on the current estimate of our annual effective tax rate. For the three and nine months ended September 30, 2022, we utilized the discrete effective tax rate method, as allowed under ASC 740, Income Taxes - Interim Reporting, when the application of the estimated annual tax rate method is impractical and does not provide a reasonable estimate of the annual effective tax rate. The discrete method treats the year-to-date period as if it were the annual period and determines the interim income taxes on that basis. We determined that since small changes in estimated annual pre-tax income/(loss) would result in significant changes in the estimated annual effective tax rate and significant variations in the customary relationship between the (provision for)/benefit from income taxes and pre-tax accounting income/(loss), the historical method would not provide a reliable estimate of our effective tax rate for the three and nine months ended September 30, 2022. We will reevaluate the use of this method each interim period until we believe a return to the estimated annual effective rate method is deemed appropriate.

Results of operations
The following table sets forth our condensed consolidated statements of operations information for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$217,696	$200,962	$638,160	$576,618
Cost of revenue(1)	38,907	32,868	112,549	92,777
Gross profit	178,789	168,094	525,611	483,841
Operating expenses:
Research and product development(1)	54,312	48,769	170,469	139,692
Marketing and sales(1)	74,248	80,249	255,897	249,005
General and administrative(1)	38,507	32,091	113,678	336,337
Total operating expenses	167,067	161,109	540,044	725,034
Operating income/(loss)	11,722	6,985	(14,433)	(241,193)
Interest expense	(5,209)	(2,491)	(10,977)	(8,578)
Other income, net	6,869	2,101	14,597	4,493
Income/(loss) before (provision for)/benefit from income taxes	13,382	6,595	(10,813)	(245,278)
(Provision for)/benefit from income taxes	(3,277)	(3,756)	(7,446)	12,439
Net income/(loss)	$10,105	$2,839	$(18,259)	$(232,839)
__________________

(1)Includes stock-based compensation as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Cost of revenue	$1,000	$440	$2,470	$1,095
Research and product development	9,462	8,782	31,138	23,820
Marketing and sales	2,252	1,716	6,246	4,457
General and administrative	11,380	12,796	35,197	254,727
Total stock-based compensation	$24,094	$23,734	$75,051	$284,099
The following table sets forth our condensed consolidated statements of operations information as a percentage of total revenue for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	17.9%	16.4%	17.6%	16.1%
Gross profit	82.1%	83.6%	82.4%	83.9%
Operating expenses:
Research and product development	24.9%	24.3%	26.7%	24.2%
Marketing and sales	34.1%	39.9%	40.1%	43.2%
General and administrative	17.7%	16.0%	17.8%	58.3%
Total operating expenses	76.7%	80.2%	84.6%	125.7%
Operating income/(loss)	5.4%	3.4%	(2.2)%	(41.8)%
Interest expense	(2.4)%	(1.2)%	(1.7)%	(1.5)%
Other income, net	3.2%	1.0%	2.3%	0.8%
Income/(loss) before (provision for)/benefit from income taxes	6.2%	3.2%	(1.6)%	(42.5)%
(Provision for)/benefit from income taxes	(1.5)%	(1.9)%	(1.2)%	2.2%
Net income/(loss)	4.7%	1.3%	(2.8)%	(40.3)%

The following table sets forth our condensed consolidated revenue by geographic location and our condensed consolidated revenue by geographic location as a percentage of total revenue for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
($ in thousands, except percentages)	2022	2021	Amount	%	2022	2021	Amount	%
	(Unaudited)	(Unaudited)			(Unaudited)	(Unaudited)
United States	$157,409	$130,133	$27,276	21.0%	$456,583	$398,693	$57,890	14.5%
International	60,287	70,829	(10,542)	(14.9)%	181,577	177,925	3,652	2.1%
Total revenue	$217,696	$200,962	$16,734	8.3%	$638,160	$576,618	$61,542	10.7%
Percentage of total revenue:
United States	72.3%	64.8%			71.5%	69.1%
International	27.7%	35.2%			28.5%	30.9%
Total revenue	100%	100%			100%	100%
During the three months ended September 30, 2021, we identified certain revenues which should have been classified as international revenues during the first and second quarter of 2021. Accordingly, in the third quarter of 2021, we reclassified approximately $4.1 million and $5.1 million related to the first and second quarter, respectively, out of United States and into international revenue. Using the updated classification, the year-over-year change for the three months ended September 30, 2021 would have been a decrease of 2.2% for international and an increase of 13.0% for the United States, respectively. In addition, for the three months ended September 30, 2021 the international percentage of total revenue would have been 30.7% and the United States percentage of total revenue would have been 69.3%. No amounts were reclassified related to fiscal 2022.
Comparison of the Three Months Ended September 30, 2022 and 2021
Revenue

	Three Months Ended September 30, 2022		Change
($ in thousands, except percentages)	2022	2021	Amount	%
	(Unaudited)	(Unaudited)
Presence	$149,995	$141,152	$8,843	6.3%
Commerce	67,701	59,810	7,891	13.2%
Total revenue	$217,696	$200,962	$16,734	8.3%
Percentage of total revenue:
Presence	68.9%	70.2%
Commerce	31.1%	29.8%
Total revenue	100%	100%
Presence revenue
Presence revenue increased $8.8 million, or 6.3%, for the three months ended September 30, 2022 compared to the same period in 2021. This increase was primarily the result of the growth of our unique subscriptions, driven by strong retention of existing subscriptions and continued acquisition of new subscriptions.
Commerce revenue
Commerce revenue increased $7.9 million, or 13.2%, for the three months ended September 30, 2022 compared to the same period in 2021. This increase was primarily the result of the growth of our unique subscriptions across our commerce offerings, as well as the growth of our hospitality services.

Cost of revenue and gross profit

	Three Months Ended September 30, 2022		Change
($ in thousands, except percentages)	2022	2021	Amount	%
	(Unaudited)	(Unaudited)
Cost of revenue	$38,907	$32,868	$6,039	18.4%
Gross profit	$178,789	$168,094	$10,695	6.4%
Percentage of total revenue:
Cost of revenue	17.9%	16.4%
Gross profit	82.1%	83.6%
Cost of revenue
Cost of revenue increased $6.0 million, or 18.4%, for the three months ended September 30, 2022 compared to the same period in 2021. The increase was primarily driven by increased payment processing fees and hosting costs associated with our growing subscription base as well as payroll and associated benefit expenses for customer support.
Gross profit
Gross profit increased $10.7 million, or 6.4%, for the three months ended September 30, 2022 compared to the same period in 2021. As a percentage of total revenue, gross profit was 82.1% and 83.6% for the three months ended September 30, 2022 and 2021, respectively.
Operating expenses:
Research and product development

	Three Months Ended September 30, 2022		Change
($ in thousands, except percentages)	2022	2021	Amount	%
	(Unaudited)	(Unaudited)
Research and product development	$54,312	$48,769	$5,543	11.4%
Percentage of total revenue	24.9%	24.3%
Research and product development expenses increased $5.5 million, or 11.4%, for the three months ended September 30, 2022 compared to the same period in 2021. The increase is primarily due to payroll and associated benefit expenses related to increased headcount, partially offset by capitalized internally developed software costs, in support of our product development roadmap.
Marketing and sales

	Three Months Ended September 30, 2022		Change
($ in thousands, except percentages)	2022	2021	Amount	%
	(Unaudited)	(Unaudited)
Marketing and sales	$74,248	$80,249	$(6,001)	(7.5)%
Percentage of total revenue	34.1%	39.9%
Marketing and sales expenses decreased $6.0 million, or 7.5%, for the three months ended September 30, 2022 compared to the same period in 2021, primarily due to reduction in our brand spend channels partially offset by increased expenses related to our direct response channels and increased headcount in support of our expanded marketing operations.
General and administrative

	Three Months Ended September 30, 2022		Change
($ in thousands, except percentages)	2022	2021	Amount	%
	(Unaudited)	(Unaudited)
General and administrative	$38,507	$32,091	$6,416	20.0%
Percentage of total revenue	17.7%	16.0%
General and administrative expenses increased $6.4 million, or 20.0%, for the three months ended September 30, 2022 compared to the same period in 2021, primarily due to increased payroll expense associated with increased headcount, indirect tax expenses as well as increased rent expense as a result of the impairment of certain operating lease right-of-use assets.
Interest expense

	Three Months Ended September 30, 2022		Change
($ in thousands, except percentages)	2022	2021	Amount	%
	(Unaudited)	(Unaudited)
Interest expense	$(5,209)	$(2,491)	$2,718	109.1%
Percentage of total revenue	(2.4)%	(1.2)%
Interest expense increased $2.7 million, or 109.1%, for the three months ended September 30, 2022 compared to the same period in 2021 due to higher interest rates, driven by increased LIBOR rates, on our total debt outstanding related to our amended credit agreement.
Other income, net

	Three Months Ended September 30, 2022		Change
($ in thousands, except percentages)	2022	2021	Amount	%
	(Unaudited)	(Unaudited)
Other income, net	$6,869	$2,101	$4,768	226.9%
Percentage of total revenue	3.2%	1.0%
Other income, net was in a net income position of $6.9 million for the three months ended September 30, 2022 compared to a net income position of $2.1 million during the same period in 2021. The increase is primarily due to favorable foreign exchange rates for the three months ended September 30, 2022 compared to the same period in 2021.
(Provision for)/benefit from income taxes
For the three months ended September 30, 2022 and 2021, we recorded an income tax expense of $3.3 million and $3.8 million, respectively, which resulted in an effective tax rate of (24.5)% and (57.0)%, respectively.
Our effective income tax rate for the three months ended September 30, 2022 differed from the statutory rate of 21% primarily due to the change in the valuation allowance for deferred tax assets related primarily to the capitalization of research and development expenditures, nondeductible executive compensation, unrecognized tax benefits, and nondeductible expenses, partially offset by research and development tax credits, windfall on stock-based compensation, and deduction from foreign-derived intangible income. The provision for income taxes for the three months ended September 30, 2022 also reflects a provision of the Tax Cuts and Jobs Act of 2017 becoming effective as of January 1, 2022 that requires companies to capitalize and amortize research and development expenditures rather than deduct the costs as incurred. Unless the law is changed or repealed, we expect our effective tax rate and cash payments to change significantly as compared to fiscal 2021.
Our estimated annual effective income tax rate for the three months ended September 30, 2021 differed from the statutory rate of 21% primarily due to nondeductible executive compensation, nondeductible transaction expenses, minimum taxes, partially offset by windfall on stock-based compensation and research and development tax credits.
Comparison of the Nine Months Ended September 30, 2022 and 2021
Revenue

	Nine Months Ended September 30, 2022		Change
($ in thousands, except percentages)	2022	2021	Amount	%
	(Unaudited)	(Unaudited)
Presence	$440,471	$411,300	$29,171	7.1%
Commerce	197,689	165,318	32,371	19.6%
Total revenue	$638,160	$576,618	$61,542	10.7%
Percentage of total revenue:
Presence	69.0%	71.3%
Commerce	31.0%	28.7%
Total revenue	100%	100%

Presence revenue
Presence revenue increased $29.2 million, or 7.1%, for the nine months ended September 30, 2022 compared to the same period in 2021. This increase was primarily the result of the growth of our unique subscriptions, driven by strong retention of existing subscriptions and continued acquisition of new subscriptions.
Commerce revenue
Commerce revenue increased $32.4 million, or 19.6%, for the nine months ended September 30, 2022 compared to the same period in 2021. This increase was primarily a result of the growth of our unique subscriptions across our commerce offerings, as well as the addition and subsequent growth of our hospitality services.
Cost of revenue and gross profit

	Nine Months Ended September 30, 2022		Change
($ in thousands, except percentages)	2022	2021	Amount	%
	(Unaudited)	(Unaudited)
Cost of revenue	$112,549	$92,777	$19,772	21.3%
Gross profit	$525,611	$483,841	$41,770	8.6%
Percentage of total revenue:
Cost of revenue	17.6%	16.1%
Gross profit	82.4%	83.9%
Cost of revenue
Cost of revenue increased $19.8 million, or 21.3%, for the nine months ended September 30, 2022 compared to the same period in 2021. The increase was primarily driven by increased payment processing fees and hosting costs associated with our growing subscription base as well as payroll and associated benefit expenses for customer support associated with hospitality services.
Gross profit
Gross profit increased $41.8 million, or 8.6%, for the nine months ended September 30, 2022 compared to the same period in 2021. As a percentage of total revenue, gross profit was 82.4% and 83.9% for the nine months ended September 30, 2022 and 2021, respectively.
Operating expenses:
Research and product development

	Nine Months Ended September 30, 2022		Change
($ in thousands, except percentages)	2022	2021	Amount	%
	(Unaudited)	(Unaudited)
Research and product development	$170,469	$139,692	$30,777	22.0%
Percentage of total revenue	26.7%	24.2%
Research and product development expenses increased $30.8 million, or 22.0%, for the nine months ended September 30, 2022 compared to the same period in 2021. The increase is primarily due to payroll and associated benefit expenses related to increased headcount, partially offset by capitalized internally developed software costs, in support of our product development roadmap and the addition of hospitality services.
Marketing and sales

	Nine Months Ended September 30, 2022		Change
($ in thousands, except percentages)	2022	2021	Amount	%
	(Unaudited)	(Unaudited)
Marketing and sales	$255,897	$249,005	$6,892	2.8%
Percentage of total revenue	40.1%	43.2%
Marketing and sales expenses increased $6.9 million, or 2.8%, for the nine months ended September 30, 2022 compared to the same period in 2021, primarily due to payroll and associated benefits related to increased headcount in support of our expanded marketing operations including hospitality services, as well as increases in multiple direct response channels.
General and administrative

	Nine Months Ended September 30, 2022		Change
($ in thousands, except percentages)	2022	2021	Amount	%
	(Unaudited)	(Unaudited)
General and administrative	$113,678	$336,337	$(222,659)	(66.2)%
Percentage of total revenue	17.8%	58.3%
General and administrative expenses decreased $222.7 million, or 66.2%, for the nine months ended September 30, 2022 compared to the same period in 2021, primarily due to one-time expenses related to our Direct Listing in May 2021, which included a $229.3 million expense for stock-based compensation associated with the vesting conditions of a grant to our CEO of shares of Class B common stock upon consummation of the listing and professional fees of $25.3 million, partially offset by increased indirect tax expense, as well as increased payroll and benefits expense associated with increased headcount.
Interest expense

	Nine Months Ended September 30, 2022		Change
($ in thousands, except percentages)	2022	2021	Amount	%
	(Unaudited)	(Unaudited)
Interest expense	$(10,977)	$(8,578)	$2,399	28.0%
Percentage of total revenue	(1.7)%	(1.5)%
Interest expense increased $2.4 million, or 28.0%, for the nine months ended September 30, 2022 compared to the same period in 2021 due to higher interest rates, driven by increased LIBOR rates, on our total debt outstanding related to our amended credit agreement.
Other income/(loss), net

	Nine Months Ended September 30, 2022		Change
($ in thousands, except percentages)	2022	2021	Amount	%
	(Unaudited)	(Unaudited)
Other income, net	$14,597	$4,493	$10,104	224.9%
Percentage of total revenue	2.3%	0.8%
Other income, net was in a net income position of $14.6 million for the nine months ended September 30, 2022 compared to a net income position of $4.5 million during the same period in 2021. The increase is primarily due to favorable foreign exchange rates for the nine months ended September 30, 2022 compared to the same period in 2021.
(Provision for)/benefit from income taxes
For the nine months ended September 30, 2022 and 2021, we recorded an income tax expense of $7.4 million and an income tax benefit of $12.4 million, respectively, which resulted in an effective tax rate of 68.9% and (5.1)%, respectively.
Our effective income tax rate for the nine months ended September 30, 2022 differed from the statutory rate of 21% primarily due to the change in the valuation allowance for deferred tax assets related primarily to the capitalization of research and development expenditures, nondeductible executive compensation, global intangible low-taxed income, unrecognized tax benefits, and the nondeductible expenses, partially offset by research and development tax credits, windfall on stock-based compensation, and deduction from foreign-derived intangible income. The provision for income taxes for the nine months ended September 30, 2022 also reflects a provision of the Tax Cuts and Jobs Act of 2017 becoming effective as of January 1, 2022 that requires companies to capitalize and amortize research and development expenditures rather than deduct the costs as incurred. Unless the law is changed or repealed, we expect our effective tax rate and cash payments to change significantly as compared to fiscal 2021.
Our estimated annual effective income tax rate for the nine months ended September 30, 2021 differed from the statutory rate of 21% primarily due to nondeductible executive compensation, nondeductible transaction expenses, minimum taxes, partially offset by windfall on stock-based compensation and research and development tax credits.

Quarterly Results of Operations
The following tables set forth selected unaudited quarterly statements of operations data for each of the eight fiscal quarters ended September 30, 2022, as well as the percentage of revenues that each line item represents for each quarter. The information for each of these quarters has been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") on the same basis as our audited historical condensed consolidated financial information and includes, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the results of operations for these periods. This data should be read in conjunction with our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. These quarterly results are not necessarily indicative of our results of operations to be expected for any future period.

	Three Months Ended (Unaudited)
($ in thousands)	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020
Revenue	$217,696	$212,702	$207,762	$207,420	$200,962	$196,010	$179,646	$172,300
Cost of revenue(1)	38,907	36,993	36,649	33,854	32,868	32,501	27,408	26,171
Gross profit	178,789	175,709	171,113	173,566	168,094	163,509	152,238	146,129
Operating expenses:
Research and product development(1)	54,312	58,829	57,328	50,679	48,769	48,912	42,011	57,409
Marketing and sales(1)	74,248	68,743	112,906	90,960	80,249	70,784	97,972	73,549
General and administrative(1)	38,507	39,190	35,981	31,608	32,091	284,730	19,516	17,077
Total operating expenses	167,067	166,762	206,215	173,247	161,109	404,426	159,499	148,035
Operating income/(loss)	11,722	8,947	(35,102)	319	6,985	(240,917)	(7,261)	(1,906)
Interest expense	(5,209)	(3,319)	(2,449)	(2,503)	(2,491)	(2,827)	(3,260)	(1,997)
Other income, net	6,869	6,217	1,511	2,138	2,101	(1,201)	3,593	(4,076)
Income/(loss) before (provision for)/benefit from income taxes	13,382	11,845	(36,040)	(46)	6,595	(244,945)	(6,928)	(7,979)
(Provision for)/benefit from income taxes	(3,277)	52,651	(56,820)	(16,264)	(3,756)	10,413	5,782	12,236
Net income/(loss)	$10,105	$64,496	$(92,860)	$(16,310)	$2,839	$(234,532)	$(1,146)	$4,257

Net income/(loss) attributable to Class A, Class B and Class C common stockholders, basic(2)	$10,105	$64,496	$(92,860)	$(16,310)	$2,839	$(234,532)	$(2,115)	$(275,439)
Net income/(loss) attributable to Class A, Class B and Class C common stockholders, dilutive(2)	$10,105	$64,496	$(92,860)	$(16,310)	$2,839	$(234,532)	$(2,115)	$(275,439)
Net income/(loss) per share attributable to Class A, Class B, and Class C common stockholders, basic	$0.07	$0.46	$(0.67)	$(0.12)	$0.02	$(3.22)	$(0.11)	$(14.98)
Net income/(loss) per share attributable to Class A, Class B, and Class C common stockholders, dilutive	$0.07	$0.45	$(0.67)	$(0.12)	$0.02	$(3.22)	$(0.11)	$(14.98)
Weighted-average shares used in computing net income/(loss) per share attributable to Class A, Class B, and Class C stockholders, basic	137,832,634	140,082,038	139,423,228	138,970,923	138,625,579	72,900,951	19,012,323	18,383,523
Weighted-average shares used in computing net income/(loss) per share attributable to Class A, Class B, and Class C stockholders, dilutive	139,667,719	142,133,303	139,423,228	138,970,923	143,251,717	72,900,951	19,012,323	18,383,523
__________________
(1)Includes stock-based compensation as follows:

	Three Months Ended (Unaudited)
($ in thousands)	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020
Cost of revenue	$1,000	$846	$624	$450	$440	$380	$275	$212
Research and product development	9,462	11,508	10,168	9,210	8,782	8,245	6,793	6,151
Marketing and sales	2,252	2,395	1,599	1,472	1,716	1,569	1,172	839
General and administrative(a)	11,380	12,111	11,706	12,693	12,796	240,319	1,612	1,229
Total stock-based compensation	$24,094	$26,860	$24,097	$23,825	$23,734	$250,513	$9,852	$8,431
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

	Three Months Ended (Unaudited)
($ in thousands)	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020
Revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenue(1)	17.9%	17.4%	17.6%	16.3%	16.4%	16.6%	15.3%	15.2%
Gross profit	82.1%	82.6%	82.4%	83.7%	83.6%	83.4%	84.7%	84.8%
Operating expenses:
Research and product development(1)	24.9%	27.7%	27.6%	24.4%	24.3%	25.0%	23.4%	33.3%
Marketing and sales(1)	34.1%	32.3%	54.3%	43.9%	39.9%	36.1%	54.5%	42.7%
General and administrative(1)	17.7%	18.4%	17.3%	15.2%	16.0%	145.3%	10.9%	9.9%
Total operating expenses	76.7%	78.4%	99.2%	83.5%	80.2%	206.4%	88.8%	85.9%
Operating income/(loss)	5.4%	4.2%	(16.8)%	0.2%	3.4%	(123.0)%	(4.1)%	(1.1)%
Interest expense	(2.4)%	(1.6)%	(1.2)%	(1.2)%	(1.2)%	(1.4)%	(1.8)%	(1.2)%
Other income, net	3.2%	2.9%	0.7%	1.0%	1.0%	(0.6)%	2.0%	(2.4)%
Income/(loss) before (provision for)/benefit from income taxes	6.2%	5.5%	(17.3)%	—%	3.2%	(125.0)%	(3.9)%	(4.7)%
(Provision for)/benefit from income taxes	(1.5)%	24.8%	(27.3)%	(7.8)%	(1.9)%	5.3%	3.2%	7.1%
Net income/(loss)	4.7%	30.3%	(44.6)%	(7.8)%	1.3%	(119.7)%	(0.7)%	2.4%
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
As of September 30, 2022, we had cash and cash equivalents and investment in marketable securities of $228.2 million and $17.7 million of available borrowing capacity under our Revolving Credit Facility, as defined below. During July 2021, we were issued an additional letter of credit for $2.5 million relating to a security deposit for a new operating lease in Chicago, IL. Additionally, during September 2022, the letter of credit for our security deposit related to the New York, NY headquarters was reduced by $2.4 million due to a scheduled step-down per the lease agreement. See “Item 1. Financial Information, Item 1. Financial Statements, Note 9. Debt.” We believe our existing cash and cash equivalents and investment in marketable securities will be sufficient to meet our operating working capital and capital expenditure requirements over the next 12 months. We have also filed federal tax refund claims totaling approximately $8.7 million of which $4.0 million relates to a research and development tax credit carryback to 2018 and $4.7 million relates to a 2020 tax overpayment. We do not expect to receive these refunds until later in 2022 or 2023. Our principal commitments consist of payments for our Credit Facility, operating leases and purchase commitments related to cloud-computing services. In addition, as of September 30, 2022, we had accrued $10.3 million of unrecognized tax benefits related to uncertain tax positions. On May 10, 2022, the board of directors authorized a general share repurchase program of the Company’s Class A common stock of up to $200 million, with no fixed expiration. During the  three and nine months ended September 30, 2022, the Company repurchased 2.4 million and 4.0 million shares for a total cash consideration of $50.4 million and $85.6 million, including commissions of $0.05 million and $0.08 million, through open market purchases at an average price per share of $21.84 and $21.40, respectively. As of September 30, 2022, approximately $114.4 million remained available for stock repurchase. At this time, we are unable to reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease over time. Our future financing requirements will depend on many factors, including our growth rate, subscription renewal activity, the timing and extent of spending to support development of our platform and products, the expansion of marketing and sales activities and any future investments or acquisitions we may make. Although we currently are not a party to any agreement and do not have any understanding with any third-parties with respect to future investments in, or acquisitions of, businesses or technologies, we may enter into these types of arrangements following the filing of this Quarterly Report on Form 10-Q, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all, including as a result of disruptions in the credit markets. See “Part 2. Item 1A. Risk Factors.”

The following table summarizes our operating, investing and financing activities for the nine months ended September 30, 2022 and 2021.

	Nine Months Ended September 30,
($ in thousands)	2022	2021
Net cash provided by/(used in):
Operating activities	$125,117	$108,167
Investing activities	$(5,556)	$(203,694)
Financing activities	$(110,945)	$268,172
Net cash provided by operating activities
Net cash provided by operating activities in the nine months ended September 30, 2022 was $125.1 million, which reflected our net loss of $18.3 million, increased by non-cash items such as $75.1 million of stock-based compensation, $23.8 million of depreciation and amortization, and $2.3 million of non-cash lease expense. Cash provided by operating activities included $38.0 million in deferred revenue, $12.9 million in funds payable to customers, $6.0 million of accounts payable and accrued liabilities, which was offset by $11.5 million in prepaid expenses and other current assets and $3.1 million in accounts receivables and due from vendors.
Net cash provided by operating activities in the nine months ended September 30, 2021 was $108.2 million, which reflected our net loss of $232.8 million, which was increased by certain non-cash items primarily consisting of $284.1 million of stock-based compensation and $23.9 million of depreciation and amortization, partially offset by $13.8 million of deferred income taxes. Cash provided by operating activities included $35.0 million in deferred revenue, $13.3 million in funds payable to customers, $8.5 million of deferred rent and lease incentives and $7.9 million in accounts payable and accrued liabilities, which was primarily offset by $18.9 million in prepaid expenses and other current assets.
Net cash used in investing activities
Net cash used in investing activities in the nine months ended September 30, 2022 was $5.6 million, which reflected $8.9 million spent in connection with the purchase of property and equipment, and $19.4 million used to purchase marketable securities offset by $22.7 million in proceeds from the sale and maturities of marketable securities.
Net cash used in investing activities in the nine months ended September 30, 2021 was $203.7 million, which reflected $202.2 million, net of acquired cash, used to pay for the acquisition of Tock and $20.4 million used to purchase marketable securities, which was partially offset by $25.6 million in proceeds from the sale and maturities of marketable securities. We additionally spent $6.7 million in connection with the purchase of property and equipment.
Net cash (used in)/provided by financing activities
Net cash used in financing activities in the nine months ended September 30, 2022 was $110.9 million, which reflects $85.6 million cash spent on proceeds from repurchase and retirement of Class A common stock, $17.3 million on stock purchases related to equity incentive plans, and $10.2 million in principal payments on our Term Loan, partially offset by $2.2 million in proceeds from the exercise of stock options.
Net cash provided by financing activities in the nine months ended September 30, 2021 was $268.2 million, which primarily reflected $304.4 million in proceeds from the issuance of 4,452,023 shares of Class C common stock, net of issuance costs, coupled with $4.2 million of proceeds from the exercise of stock options. These proceeds were partially offset by $29.9 million in stock purchases related to equity incentive plans and $10.2 million in principal payments on our Term Loan.
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
Borrowings under the Credit Agreement are subject to an interest rate equal to, at our option, LIBOR or the bank’s alternative base rate (the “ABR”), in either case, plus an applicable margin. The ABR is the greater of the prime rate, the federal funds effective rate plus the applicable margin or the LIBOR quoted rate plus the applicable margin. The applicable margin is based on an indebtedness to consolidated EBITDA ratio as prescribed under the Credit Agreement and ranges from 1.25% to 2.25% on applicable LIBOR loans and 0.25% to 1.25% on ABR loans. In addition, the Revolving Credit

Facility is subject to an unused commitment fee, payable quarterly, of 0.20% to 0.25% of the unutilized commitments (subject to reduction in certain circumstances). Consolidated EBITDA is defined in the Credit Agreement and is not comparable to our definition of adjusted EBITDA used elsewhere in the Quarterly Report on Form 10-Q since the Credit Agreement allows for additional adjustments to net income/(loss) including the exclusion of transaction costs, changes in deferred revenue, and other costs that may be considered non-recurring. Further, consolidated EBITDA, as defined in the Credit Agreement, may be different from similarly titled EBITDA financial measures used by other companies. The definition of consolidated EBITDA is contained in Section 1.1 of the Credit Agreement.
As of September 30, 2022, $519.7 million was outstanding under the Term Loan. The Term Loan requires scheduled quarterly principal payments beginning March 31, 2021 in aggregate annual amounts equal to 2.50% for 2021 and 2022, 7.50% for 2023 and 2024 and 10.00% for 2025, in each case, on the amended Term Loan principal amount, with the balance due at maturity. In addition, the Credit Agreement includes certain customary prepayment requirements for the Term Loan, which are triggered by events such as asset sales, incurrences of indebtedness and sale leasebacks.
As of September 30, 2022, $7.3 million was outstanding under the Revolving Credit Facility in the form of outstanding letters of credit and $17.7 million remained available for borrowing by us. The outstanding letters of credit relate to security deposits for certain of our leased locations.
The Credit Agreement contains certain customary affirmative covenants and events of default. The negative covenants in the Credit Agreement include, among others, limitations on our ability (subject to negotiated exceptions) to incur additional indebtedness or issue additional preferred stock, incur liens on assets, enter into agreements related to mergers and acquisitions, dispose of assets or pay dividends and distributions. In addition, commencing with the fiscal quarter ended December 31, 2020, we are required to maintain an indebtedness to consolidated EBITDA ratio of not more than 4.50, tested as of the last day of each fiscal quarter, with a step-down to 4.25 for the fiscal quarters ending March 31, 2022 and June 30, 2022, a further step-down to 4.00 for the fiscal quarters ending September 30, 2022 and December 31, 2022 and a final step-down to 3.75 for the fiscal quarter ending March 31, 2023 and each fiscal quarter thereafter (the “Financial Covenant”), subject to customary equity cure rights. The Financial Covenant is subject to a 0.50 step-up in the event of a material permitted acquisition, which we can elect to implement up to two times during the life of the facility. We did not elect to implement this step-up as a result of the acquisition of Tock. If we are not in compliance with the covenants under the Credit Agreement or we otherwise experience an event of default, the lenders would be entitled to take various actions, including acceleration of amounts due under the Credit Agreement. As of September 30, 2022, we were in compliance with all applicable covenants, including the Financial Covenant.
The obligations under the Credit Agreement are guaranteed by our wholly-owned domestic subsidiaries and are secured by substantially all of the assets of the guarantors, subject to certain exceptions.
Total interest expense related to our indebtedness was $5.2 million and $11.0 million for the three and nine months ended September 30, 2022, respectively, and $2.5 million and $8.6 million for the three and nine months ended September 30, 2021, respectively.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Unique subscriptions (in thousands)	4,179	4,016	4,179	4,016
Total bookings (in thousands)	$225,460	$205,885	$673,911	$611,477
ARRR (in thousands)	$861,399	$788,622	$861,399	$788,622
ARPUS	$206.38	$198.27	$206.38	$198.27
Adjusted EBITDA (in thousands)	$43,720	$38,393	$84,391	$92,130
Unlevered free cash flow (in thousands)	$42,122	$47,251	$124,034	$109,287
GMV (in thousands)	$1,411,002	$1,376,159	$4,502,828	$4,042,589
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
Unique subscriptions increased 0.2 million, or 4.1%, as of September 30, 2022 compared to the same period in 2021. These increases were primarily a result of the continued acquisition of new subscriptions and the retention of existing subscriptions.
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
Total bookings increased $19.6 million, or 9.5%, for the three months ended September 30, 2022 compared to the same period in 2021 and increased $62.4 million, or 10.2%, for the nine months ended September 30, 2022. These increases were primarily a result of an increase in our unique subscriptions, price increases across several of our subscription plans, as well as the growth of our hospitality services.
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
ARRR increased $72.8 million, or 9.2%, as of September 30, 2022 compared to the same period in 2021. This increase was primarily a result of an increase in unique subscriptions and an increase in our hospitality services.
Average revenue per unique subscription.   We calculate ARPUS as the total revenue during the preceding 12-month period divided by the average of the number of total unique subscriptions at the beginning and end of the period. We believe ARPUS is a useful metric in evaluating our ability to sell higher-value plans and add-on subscriptions.
ARPUS increased $8.11, or 4.1%, as of September 30, 2022 compared to the same period in 2021. The increase was primarily due to a shift in revenue mix toward commerce as well as the addition and the growth of our hospitality services.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
Net income/(loss)	$10,105	$2,839	$(18,259)	$(232,839)
Interest expense	5,209	2,491	10,977	8,578
Provision for/(benefit from) income taxes	3,277	3,756	7,446	(12,439)
Depreciation and amortization	7,904	7,674	23,773	23,906
Stock-based compensation expense	24,094	23,734	75,051	284,099
Other income, net	(6,869)	(2,101)	(14,597)	(4,493)
Direct listing costs	—	—	—	25,318
Adjusted EBITDA	43,720	38,393	84,391	92,130
Adjusted EBITDA increased $5.3 million, or 13.9% for the three months ended September 30, 2022 compared to the same period in 2021. The increase is primarily due to increases in revenue and a reduction in marketing and sales spend, partially offset by an increase in cash-based payroll and associated benefits related to increases in headcount in research and development and general and administrative expenses, as well as increases in indirect tax expenses and rent expense due to the impairment of certain operating lease right-of-use assets. Adjusted EBITDA decreased $7.7 million, or 8.4% for the nine months ended September 30, 2022 compared to the same period in 2021. The decrease is primarily due to an increase in cash-based payroll and benefit related expenses driven by an increase in headcount in research and development and the addition of hospitality services.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
Cash flows from operating activities	$41,434	$49,344	$125,117	$108,167
Cash paid of capital expenditures	(3,117)	(4,329)	(8,852)	(6,744)
Free cash flow	38,317	45,015	116,265	101,423
Cash paid for interest, net of the associated tax benefit	3,805	2,236	7,769	7,864
Unlevered free cash flow	$42,122	$47,251	$124,034	$109,287
Unlevered free cash flow decreased $5.1 million, or 10.9%, for the three months ended September 30, 2022 compared to the same period in 2021. This decrease was primarily driven by a reduction in accounts payable and accrued liabilities due to timing of payments. Unlevered free cash flow increased $14.7 million, or 13.5%, for the nine months ended September 30, 2022 compared to the same period in 2021. The increase was primarily driven by a reduction in spend related to costs associated with the Direct Listing, partially offset by increased spend in research and development in support of our product development roadmap.
Gross Merchandise Value.   GMV represents the value of merchandise, physical goods, content and time sold, including hospitality services, net of refunds, on our platform over a given period of time. GMV processed on our platform increased $34.8 million, or 2.5%, for the three months ended September 30, 2022 compared to the same period in 2021 and increased $460.2 million, or 11.4%, for the nine months ended September 30, 2022 compared to the same period in 2021.
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
Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021. Our critical accounting policies have not significantly changed during the nine months ended September 30, 2022. See "Part 1. Financial Information, Item 1. Financial Statements, Note 2. Summary of Significant Accounting Policies" elsewhere in this Quarterly Report on Form 10-Q for more information.
Recently Issued Accounting Standards
A discussion of recent accounting pronouncements is included in Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Implications of Being an Emerging Growth Company
As a company with less than $1.235 billion in revenue during our last fiscal year, we qualify as an “emerging growth company” as defined in the JOBS Act. An emerging growth company may take advantage of specified reduced reporting and other requirements that are otherwise applicable generally to public companies. These provisions include that:
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
While we generate the majority of our revenue in U.S. dollars, a portion of our revenue is denominated in Euros. For the three and nine months ended September 30, 2022, 72.3% and 71.5% of our revenue was denominated in U.S. dollars, respectively, and 64.8% and 69.1% for the same periods in 2021, respectively. For the three and nine months ended September 30, 2022, 27.7% and 28.5% of our revenue was denominated in Euros, respectively, and 35.2% and 30.9% for the same periods in 2021, respectively. During the three months ended September 30, 2021, we identified certain revenues which should have been classified as international revenues during the first and second quarter. Accordingly, in the third quarter of 2021, we reclassified approximately $4.1 million and $5.1 million related to the first and second quarter out of United States and into international revenue. Using the updated classification, the revenue denominated as U.S. dollars would have been 69.3% during the three months ended September 30, 2021 and 30.7% as Euro during the same period. As we expand globally, we will be further exposed to fluctuations in currency exchange rates.
In addition, the assets and liabilities of our international subsidiaries are denominated in the local currencies of the subsidiaries. Accordingly, assets and liabilities of the subsidiary are translated into U.S. dollars at exchange rates in effect on the applicable balance sheet date. Income and expense items are translated at average exchange rates for the applicable period. As a result, our results of operations will be impacted by any increase or decrease in the value of the foreign currencies relative to the U.S. dollar. Transaction gains/(losses) for the three and nine months ended September 30, 2022 were $6.3 million and $13.8 million, respectively, and for the three and nine months ended September 30, 2021 were $2.0 million and $4.3 million, respectively.
We currently do not hedge foreign currency exposure. We may in the future hedge our foreign currency exposure and may use currency forward contracts, currency options or other common derivative financial instruments to reduce foreign currency risk. It is difficult to predict the effect that future hedging activities would have on our operating results.
Interest rate sensitivity
We had cash equivalents and marketable securities totaling $113.4 million as of September 30, 2022. Our cash equivalents are held for working capital purposes. Our investments in marketable securities are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes. Our cash equivalents and our portfolio of marketable securities are subject to market risk due to changes in interest rates. Fixed rate securities may have their market value adversely affected due to a rise in interest rates. Our future investment income may fall short of our expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates.
Borrowings under the Credit Agreement are subject to an interest rate equal to, at our option, LIBOR or ABR, in either case, plus an applicable margin. Based on the outstanding balance of the Credit Agreement as of September 30, 2022, for every 100 basis point increase in LIBOR or ABR, we would incur approximately $5.2 million of additional annual interest expense. We currently do not hedge interest rate exposure. We may in the future hedge our interest rate exposure and may use swaps, caps, collars, structured collars or other common derivative financial instruments to reduce interest rate risk. It is difficult to predict the effect that future hedging activities would have on our operating results.
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
Our management, with the participation of our Chief Executive Officer and our Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022, the end of the period covered by the Quarterly Report on Form 10-Q. Based on the evaluation of our disclosure controls and procedures our Chief Executive Officer and Chief Accounting Officer concluded that, as of such date, our disclosure controls and procedures were operating effectively and our management has concluded that our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with U.S. GAAP.
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
Inherent Limitations on Effectiveness of Controls
Our management, including our Chief Executive Officer and Chief Accounting Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives. However, in designing and evaluating the disclosure controls and procedures, our management recognizes that a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, in our Company have been detected.

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
While we monitor our use of open-source software and try to ensure that none is used in a manner that would require disclosure of proprietary source code that would preclude us from charging fees for the use of our software or that would otherwise breach the terms of an open-source agreement, we cannot guarantee that our monitoring efforts will be fully successful. While it is our view that the majority of our solutions are not considered distributed software, this position could be challenged, and portions of certain software, such as our mobile applications, may be considered to be distributed.

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
To date, laws, regulations and enforcement actions by governments have not materially restricted use of the internet in most parts of the world. However, the legal and regulatory environment relating to the internet is uncertain, and governments have recently proposed numerous regulations on various aspects of internet activity. New laws may be passed, courts may issue decisions affecting the internet, existing but previously inapplicable or unenforced laws may be deemed to apply to the internet or regulatory agencies may begin to more rigorously enforce such formerly unenforced laws, or existing legal safe harbors may be narrowed, both by U.S. federal or state governments and by governments of foreign jurisdictions. The adoption of any new laws or regulations, or the narrowing of any safe harbors or immunities, could hinder growth in the use of the internet and online services generally, and decrease acceptance of the internet and online services as a means of communications, e-commerce and advertising. In addition, such changes in laws could increase our costs of doing business or prevent us from delivering our solutions over the internet or in specific jurisdictions, which could harm our business, financial condition and results of operations. For example, we rely on a variety of statutory and common-law frameworks and defenses relevant to the content available on our platform, including the Digital Millennium Copyright Act (the “DMCA”), the Communications Decency Act (the “CDA”), and fair-use doctrines in the United States and the Electronic Commerce Directive in the European Union. The DMCA limits, but does not necessarily eliminate, our potential liability for caching, hosting, listing or linking to third-party content that may include materials that infringe copyrights or other rights. The CDA further limits our potential liability for content uploaded onto our platform by third-parties. Defenses such as the fair-use doctrine (and related doctrines in other countries) may be available to limit our potential liability for featuring third-party intellectual property content for purposes such as reporting, commentary and parody. In the European Union, the Electronic Commerce Directive offers certain limitations on our potential liability for featuring third-party content. However, each of these statutes and doctrines are subject to uncertain or evolving judicial interpretation and regulatory and legislative amendments, and we cannot guarantee that such frameworks and defenses will be available. Regulators in the United States and in other countries may introduce new regulatory regimes that increase potential liability for content available on our platform, including liability for misleading, false or manipulative information, hate speech, privacy violations, copyrighted content, trademark infringement or misappropriation, unfair competition, injuries arising from product failures and other types of online or offline harm. For example, there have been various legislative and executive efforts to restrict the scope of the protections available to online platforms under Section 230 of the CDA, and current protections from liability for third-party content in the United States could decrease or change. There are also a number of legislative proposals in the United States, at both the federal and state level, and in the European Union and the United Kingdom, that could impose new or change existing obligations in areas affecting our business. Any new legislation may be difficult to comply with in a timely and comprehensive manner and may expose our business or customers to increased costs, and/or liability, including liability for copyright and trademark infringement and other online harm. If the rules, doctrines or currently available defenses change, if international jurisdictions refuse to apply protections similar to those that are currently available in the United States or the European Union or if a court were to disagree with our application of those rules to our solutions, our potential liability related to content created by third-parties and posted to our platform could require us to expend significant resources to try to comply with the new rules and implement additional measures to reduce our exposure to such liability or we could incur liability and our business, financial condition and results of operations could be harmed.
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
As of September 30, 2022, we have outstanding $520 million aggregate principal amount of borrowings under the Term Loan and $7.3 million aggregate principal amount of borrowings under the Revolving Credit Facility (as defined above). If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures or to sell assets, seek additional capital or restructure or refinance our indebtedness. Our ability to restructure or refinance our current or future debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt is likely to be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives. We cannot assure you that our business will be able to generate sufficient levels of cash or that future borrowings or other financings will be available to us in an amount sufficient to enable us to service our indebtedness and fund our other liquidity needs. In addition, our indebtedness under the Credit Agreement (as defined above) bears interest at variable rates. Because we have variable rate debt, fluctuations in interest rates may affect our business, financial condition and results of operations.
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
As of September 30, 2022, we had customers in over 200 countries and territories and expect to continue to expand our international operations in the future. However, international sales and the use of our platform in various countries subject us to risks that we do not generally face with respect to domestic sales. These risks include, but are not limited to:
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
Our business, financial condition and results of operations are affected by fluctuations due to changes in foreign currency exchange rates. While we generate the majority of our revenue in U.S. dollars, a portion of our revenue is denominated in Euros. For the year ended December 31, 2021, 69.4% of our revenue was denominated in U.S. dollars and 30.6% of our revenue was denominated in Euros and for the nine months ended September 30, 2022, 71.5% of our revenue was denominated in U.S. dollars and 28.5% of our revenue was denominated in Euros. As we expand globally, we will be further exposed to fluctuations in currency exchange rates to the extent that the revenue that we generate in currencies other than the U.S. dollar increases. Furthermore, currency exchange rates have been especially volatile in the recent past, and these currency fluctuations have made and may continue to make it difficult for us to accurately predict our results of operations.
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
We will remain an emerging growth company until the earliest of: (i) the last day of the first fiscal year in which our annual gross revenue is $1.235 billion or more; (ii) the last day of the fiscal year during which the fifth anniversary of our listing as a public company; (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.
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
Our Class A common stock has one vote per share and our Class B common stock has ten votes per share. The multi-class structure of our common stock has the effect of concentrating voting control with our Class B common stockholders. As of September 30, 2022, Mr. Casalena holds a majority of the voting power of our outstanding capital stock. As a result, Mr. Casalena will have control over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. He may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. Corporate actions might be taken even if other stockholders oppose them. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control or other liquidity event of our company, could deprive our stockholders of an opportunity to receive a premium for their shares of Class A common stock as part of a sale or other liquidity event and might ultimately affect the trading price of our Class A common stock. Future transfers by holders of Class B common stock will generally result in those shares converting to Class A common stock, which will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term.
Pursuant to our amended and restated certificate of incorporation, we are authorized to issue 1,000,000,000 shares of Class C common stock and as of September 30, 2022, there is no Class C common stock outstanding. Although we have no current plans to issue any shares of Class C common stock in the future, we may issue shares of Class C common stock for a variety of corporate purposes, including financings, acquisitions, investments, dividends and equity incentives to our employees, consultants and directors. Under our amended and restated certificate of incorporation, our board of directors has the authority, without stockholder approval except as required by the listing standards of the NYSE, to issue additional shares of our capital stock. Because the Class C common stock carries no voting rights, is not convertible into any other capital stock and is not listed for trading on an exchange or registered for sale with the SEC, shares of Class C common stock may be less liquid and less attractive to any future recipients of these shares than shares of Class A common stock, although we may seek to list the Class C common stock for trading and register shares of Class C common stock for sale in the future. In addition, because our Class C common stock carries no voting rights and is not counted when determining whether the seven percent ownership threshold related to automatic conversion of the Class B common stock is met, if we issue shares of Class C common stock in the future, the holders of our Class B common stock, including our Founder and Chief Executive Officer, may be able to elect all of our directors and to determine the outcome of most matters submitted to a vote of our stockholders for a longer period of time than would be the case if we issued Class A common stock rather than Class C common stock in such transactions. In addition, if we issue shares of Class C common stock in the future, such issuances would have a dilutive effect on the economic interests of our Class A common stock and Class B common stock.
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
The table below provides information with respect to repurchases of shares of our Class A common stock during the three months ended September 30, 2022.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (in thousands)
July 1 - 31	785,295	$22.37	785,295	150,000
August 1 - 31	1,213,894	21.85	1,213,894	123,447
September 1 - 30	432,806	20.84	432,806	114,420
Total	2,431,995	$21.84	2,431,995	$114,420

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
Item 3. Defaults upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Title	Form	File Number	Exhibit	Filing Date
31.1*	Certification of the Registrant’s Principal Executive Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Registrant’s Chief Accounting Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Principal Executive Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1 NS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

Squarespace, Inc.

Date: November 8, 2022	By:	/s/ Anthony Casalena
Anthony Casalena Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2022	By:	/s/ Allison Jacques
Allison Jacques Chief Accounting Officer