Form 10-K
period 2022-12-31
Squarespace, Inc.
filed 2023-03-09
CIK 1496963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-K
___________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error or previously issued financial statements.☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recover period pursuant to §240.10D-1(b).☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒
Based on the closing price of the registrant’s common stock on the last business day of the registrant’s most recently completed second fiscal quarter, which was June 30, 2022, the aggregate market value of its shares (based on a closing price of $20.92 per share) held by non-affiliates was approximately $650 million. Shares of the registrant’s common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the registrant were excluded to the extent that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 24, 2023, the registrant had 87,284,964 shares of Class A Common Stock, 47,844,755 shares of Class B Common Stock, and no shares of Class C Common Stock, each with a par value of $0.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2022.

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
•our ability to successfully identify, manage and integrate any existing and potential acquisitions
•our ability to hire, integrate and retain highly skilled personnel;
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

Part I
Item 1. BUSINESS
Overview
Squarespace enables anyone to stand out and succeed online. Our domains, website, marketing, and social media management tools provide an online presence with best-in-class design and a consistent brand experience. Our commerce solutions include tools for selling digital content, classes, appointments, reservations, physical goods, and more. We facilitate an intuitive, seamless user experience across products and provide a unified view of analytics.
Our mission is twofold - for the ease of use of our products to provide anyone the ability to participate in the opportunity that comes from publishing and transacting on the internet, and for our design-centric and comprehensive tools to help them stand out and succeed. Customers across industries and ranging from sole proprietors to iconic brands, leverage our offerings to springboard their creations and showcase their talents. With a mission measured by the success of customers, we are aligned with our customers and focused on solving their challenges - their success drives our success.
We believe the need for online presence and commerce is growing and that the usability and flexibility of our solutions allow us to help more entrepreneurial dreams become reality. As of December 31, 2022, we had more than 4.2 million unique subscriptions, an increase of 3% relative to December 31, 2021, on our platform across more than 200 countries and territories.
Our expanding set of solutions also provides customers with more ways to connect with their audiences and transact online, and streamlines their marketing and business operations. We believe we have a predictable business model with 92% of our revenue derived from subscriptions, stable customer acquisition and the adoption by our existing customers of additional offerings and add-on subscriptions to grow and scale with our platform as their needs evolve. We generated in the years ended December 31, 2022 and 2021, respectively:
•revenue of $867.0 million and $784.0 million;
•net (loss)/income of $(252.2) million and $(249.1) million;
•adjusted EBITDA of $147.5 million and $125.1 million;
•net cash provided by operating activities of $164.2 million and $123.2 million; and
•unlevered free cash flow of $165.6 million and $122.4 million.
For additional information about our non-GAAP financial measures, including reconciliations of the non-GAAP financial measures to the most directly compatible financial measures stated in accordance with U.S. Generally Accepted Accounting Principals (“GAAP”), see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Key Performance Indicators and Non-GAAP Financial Measures.”
Key Strengths
Squarespace is focused on what customers need to stand out and succeed online, and on making that simple with comprehensive, easy-to-use solutions.
•Unmatched Design: We believe design is the ultimate competitive advantage for succeeding online. Squarespace offers beautifully-designed templates and Fluid Engine, our flexible content editing system, gives users creative freedom and customization with design guidance. Customers easily achieve a bespoke website that stands out, and their brand choices can be seamlessly and consistently applied across digital channels, including social media and marketing campaigns.
•Everything to Sell Anything: Our ambition is to enable entrepreneurial dreams to become reality, and entrepreneurs have endless types of ideas to bring to life. Our flexible product suite supports a diverse set of use cases. Customers can sell digital content, classes, appointments, reservations, physical goods, and more. Customers can also adopt multiple ways of selling. For example, a customer could get paid for client bookings, sell memberships to original content like video classes, and offer custom merchandise.
•Simplify: The power of our solutions would not meet its potential unless the user experience is intuitive and seamless. We seek to make it easy for customers of varying degrees of technical, marketing, and business sophistication to build, market, and grow their business online. We also seek to provide a simplified experience that they might otherwise have to pull together from disparate systems. We provide customers with their website and online commerce functionality, a content management system, social media management tools, domain name service, professional email and marketing tools, and analytics for actionable business insights. For further convenience, customers can update their websites, process orders and manage their businesses on-the-go with the Squarespace app.
•Customer Support: To solidify our commitment to customer success, we have a global team of in-house product specialists available 24/7/365 through multiple channels of communication, including live chat, email, and social. We provide support in six languages across eight time zones. We also produce self-help resources, including guides, video tutorials and webinars.
Growth Strategies
The scale of our ambition — to provide an online path to success for anyone’s idea and have expansive solutions for each phase of their journey — has inherent growth potential. We intend to pursue the following strategies to meet the needs of existing and prospective customers.
•Acquire new customers: We believe there is a large opportunity for affordable, easy-to-use cloud-based solutions for online presentation and marketing, transacting, and managing businesses of all types. We intend to continue to invest in effective marketing and targeted use of sales operations. We also will continue to invest in product development to make our offerings easier to use and able to service more use cases, both of which expand the number of customers who can find success with our solutions.
•Expand our solutions for businesses, particularly services-based businesses: Services-based businesses span a range of industries, including photography, interior design, massage therapy, beauty salons, fitness, event planning, home repair, restaurants, and wineries, among many more. With Squarespace, Acuity, and Tock, we have a foothold in services commerce and we intend to expand and deepen functionality that will provide services-based businesses with a comprehensive set of tools that is easy to use and manage, helping them to grow their businesses. We believe this strategy will increase new customers on higher value plans and encourage existing customers to adopt more of our solutions and transact in our ecosystem. We also intend to continue to invest in product development and solutions that benefit commerce customers of all types, whether service sellers who transact in multiple ways or sellers of physical or digital goods.
•Deepen relationships with existing customers: As we continue to innovate and broaden our suite of solutions, we believe that we create significant incremental opportunities to serve more of our customers’ needs. We plan to increase awareness and adoption of our add-on offerings, including Email Campaigns and the ability to monetize digital content and products. We also believe that ongoing investment in our partner ecosystem and integrations will allow us to deliver more value to our customers.
•Acquire new customers internationally: We believe there is a significant opportunity to continue to expand usage of our solutions outside of the United States. We will continue to invest in our international go-to-market strategies and product localization efforts. As of December 31, 2022, we serve customers in over 200 countries and territories and approximately 30% of our bookings are from outside of the United States.
•Continue to support our Enterprise offering: Enterprise includes both larger businesses looking to build an online presence and volume customers who may require scalable solutions for many websites. We believe our Enterprise business is a long-term growth opportunity for Squarespace and will continue to invest in the marketing, product development, and dedicated customer support. In addition, we offer enterprise programs for our Acuity Scheduling and hospitality customers.
•Expand our experts community: We remain focused on cultivating and growing our Circle program, comprised of experts that build sites for others on our platform. The community is a customer acquisition channel and we provide these experts with knowledge, tools and support that they leverage to find clients and grow their businesses.
•Strategic acquisitions: We will continue to assess potential acquisition targets that support our mission and expand our service and product offerings for entrepreneurs.
Products
Squarespace’s product portfolio gives customers of various sizes and industries everything they need to stand out and succeed online.

Presence
We believe that a stand out web presence is necessary for success for almost all new and existing businesses. Squarespace’s design differentiation, ease of use, and comprehensive set of Presence offerings make us a market leader.
•Websites: Our intuitive drag-and-drop functionality enables customers of any level of technical sophistication to quickly create a website. We offer industry-leading website templates, crafted by our world-class designers. Fluid Engine, our breakthrough content editing system, provides for unrestrictive creative freedom, guided by an advanced smart grid to ensure a professional-level outcome. We provide a menu of fonts, custom color palettes, built-in photo editing capabilities, video creation tools, and more to make every website stand out.
•Domains: We offer a large selection of domains, including the latest top-level domains, and provide domain management tools, including the ability to edit Domain Name Systems records and forward Uniform Resource Locators. We automatically provide domain privacy for eligible domains.
•Social: We offer products to help build and manage a compelling brand on social media. Bio Sites provides an easy way to consolidate a customer’s offerings and media into a link-in-bio page. Bio Sites provides a series of design and customization options and helps customers accept payments and tips and monetize through digital collectibles. Unfold helps users create expert-looking stories for social media, including with intuitive photo and video editing.
•Enterprise: We offer our most advanced features with prioritized support, design advice, and search engine optimization training through our Enterprise business solutions. We also offer the ability to purchase many websites in a single package and to secure Enterprise accounts using Single Sign-On functionality.
•Google Workspace (Professional Email): We enable our customers to activate Google Workspace on their domains that are hosted by Squarespace. Google Workspace customers also get access to Google Calendar, Google Drive, and Google Meet.
Commerce
Squarespace provides tools for customers to transact in the ways that work best for their businesses, including scheduling, digital content services and hospitality functionality for services sellers and tailored products for physical goods sellers.
•Scheduling: Our Acuity Scheduling offering, which can also be purchased as a website add-on, enables businesses to schedule appointments and manage bookings and invoicing. Acuity Scheduling integrates with the most popular calendars and video conference tools and includes customizable communications for appointment confirmations, reminders, follow-ups, and intake forms. We also make it simple to accept payments from customers directly within the Acuity Scheduling product, whether at the time of booking or after the appointment. We also provide an Acuity Scheduling enterprise offering for those customers with a wider range of scheduling needs, including both set and unlimited appointment options and prioritized general and technical support.
•Digital Content Services: With Member Areas, customers can create and monetize members-only content; including courses, virtual classes, podcasts, and newsletters. Customers can host their videos directly on Squarespace.
•Hospitality Services (Tock): Tock powers reservations, table management, carryout and delivery operations, and events for hospitality businesses, including restaurants, wineries, hotels, and social clubs. Tock’s services also include contactless payments, restaurant floor-plan management, automated waitlists, sophisticated customer relationship management, and dynamic pricing tools. In addition, Tock provides enterprise offerings to customers to support larger-scale hospitality services and needs.
•Physical Goods: Our commerce functionality includes shipping labels, inventory management, product merchandising, customized purchase confirmation emails, product promotions, gift cards, and the ability to sell on Facebook and Instagram. Customers can also use our Custom Merch feature to create branded goods.

Marketing & Analytics
Squarespace provides customers tools to help them grow their businesses through data insights and marketing amplification.
•Email Campaigns: Our customers can promote their businesses, communicate directly with their customers, and drive repeat sales through our Email Campaigns product. Customers can seamlessly manage contact lists and drop content, products, and brand elements from their websites into Email Campaigns, giving them quick access to content and keeping their brand consistent between the web and email. Features like smart client lists and customer profiles make it simple to manage a growing audience.
•Video Studio: We make it easy for customers to create original videos to promote their websites and products across a number of sales and marketing channels.
•Search Engine Optimization: Every Squarespace website comes optimized to be indexed and found online, with a suite of integrated features and guides that help maximize prominence among search results.
•Analytics: We developed our own custom analytics solution that incorporates data from our website, commerce, and email solutions into a single view for our customers.
•Squarespace App: The Squarespace app for iOS and Android is designed to help customers run their businesses from their phones. Users can monitor key analytics and receive push notifications when traffic spikes or a new order is received. Built-in Commerce products, like point-of-sale and inventory management, allow sellers to fulfill orders from anywhere. The app also gives users access to Marketing Kit for creating and sharing marketing videos and posts from their phones.
Marketing
We believe Squarespace has strong brand recognition. We advertise across various media, including online, television, and billboards. Developed and executed in-house, our ads showcase our brand and the power of our design-centric ethos in a creative and memorable manner.
Direct response marketing efforts allow us to further capitalize on our strong brand and we target potential customers at every entry point to our solutions, including digital advertising, social media, events, content marketing, public relations, partnerships, and community initiatives. We also connect with podcast hosts and YouTube creators to authentically share our product offerings. In addition to direct channels, we work with the Circle community and partners who offer our solutions to their customers. Circle members can utilize discounts and earn referral payments for bringing customers to Squarespace.
In regions outside the United States, we create localized advertisements tailored for particular countries.
To support customer retention and value expansion, we inform existing customers of our latest features and platform updates through email marketing and in-product notifications. Our content marketing also includes webinars and video tutorials.
Customers
Our customers represent a diverse range of industries and sizes, ranging from sole proprietors to large enterprises. As of December 31, 2022, we had 4.2 million unique subscriptions on our platform.
Competition
The market in which we operate is competitive and evolving. We compete with both large, established companies and smaller, early stage companies. We face competition from specific providers across the different facets of our business model, including:
•Online presence solutions such as Automattic, Wix and Weebly;
•Appointments solutions such as MindBody;
•Hospitality services such as Resy and OpenTable;
•Software solutions for selling goods online such as Shopify and BigCommerce;
•Domain registration and website hosting services such as GoDaddy; and
•Email marketing solutions such as MailChimp.

We believe that we compete favorably because of our multi-channel commerce capabilities, easy-to-use and design-first solutions, and the overall depth and extensibility of our solutions.
Technology
We have engineered a modern technology infrastructure that has a high level of scalability, security, and resiliency to support our customers. We host our modern infrastructure through a hybrid of cloud service providers and data centers. We manage site hosting, software upgrades, network connectivity, content delivery network deployment, and Domain Name Systems on behalf of our customers. We will continue to invest in the ongoing scalability, security, and resiliency of our platform infrastructure.
•Scalability: Our platform is optimized to process and manage large-scale traffic on our customers’ websites. We process billions of website views and millions of transactions for our customers across our portfolio of products.
•Security: Our platform is engineered to be secure. We securely host our customers’ data and defend against DDoS attacks on their behalf. We regularly run security assessments and penetration tests against our infrastructure, testing for security weaknesses and vulnerabilities. Squarespace’s built-in commerce tools have been certified as a Payment Card Industry Data Security Standard (“PCI DSS”) Level 1-compliant service provider, which is the highest level of compliance available. We also implement technology, such as Two-Factor Authentication and Secure Sockets Layer (“SSL”) certificates to keep our customer websites and data secure.
•Resiliency: We have a 99.95% uptime for our products and aim for sub-second latencies for core user experience interactions. Our hosting includes full local and geographic redundancy in the case of infrastructure failures and our dedicated Squarespace Operations Team monitors incidents 24/7.
Human Capital
Our mission requires exceptional employees united in our common pursuit. We strive to attract top talent and provide an environment where they are inspired to do their best work. As of December 31, 2022, we had 1,800 full- and part-time employees. Of these employees, 1,590 are located in the United States, 184 are located in the European Union, 22 are located in Australia, and 4 are located in the United Kingdom. None of our employees are represented by a labor union or covered by collective bargaining agreements and we have not experienced any work stoppages.
We believe that a diverse employee population helps ensure new ideas and perspectives and that an inclusive culture helps ensure that those ideas and perspectives can thrive in order to deliver the best solutions to our customers. Employees have opportunities to voice their questions and thoughts in a variety of ways, including company and department-wide meetings and employee engagement surveys. We make diversity and inclusion and inclusive leadership learning opportunities accessible to all employees and our employee resource group (“ERG”) program provides a supportive community for ERG members and brings awareness and education to the broader company, helping to foster an inclusive culture.
Squarespace Learning, our employee development program, allows employees to explore personalized content through a curated learning path, and our talent accelerator program provides selected participants in-depth coaching on leadership and development.
We offer industry competitive compensation and benefits. Our annual compensation review coincides with our employee feedback cycle where employees and managers discuss performance to facilitate learning and career development.
Intellectual Property
We rely on a combination of trade secret, trademark, copyright, patent and other intellectual property laws to protect our intellectual property. We also rely on contractual arrangements, such as licenses, assignments, and confidentiality agreements, and technical measures.
We have federally registered trademarks, including “Squarespace,” marks related to certain of our other brands, and related logos. We hold domestic and international domain name registrations that include “Squarespace” and similar variations.
We control access to our intellectual property and confidential information through internal and external controls. We require our employees and independent contractors to enter into agreements that protect our confidential information, and assign to us any inventions, trade secrets, works of authorship, and other technology and intellectual property created for us. We generally enter into confidentiality agreements with our vendors.

Government Regulations
The legal environment of internet-based businesses, both in the United States and internationally, is evolving rapidly and is often unclear. This ambiguity includes topics such as data privacy and security, pricing, advertising, taxation, content regulation, and intellectual property ownership and infringement.
We are subject to several local, state, federal and foreign laws and regulations regarding privacy and data protection. Regulators around the world have adopted or proposed limitations on, or requirements regarding, the collection, distribution, use, security and storage of personal information, payment card information or other confidential information of individuals and the Federal Trade Commission (“FTC”) and many state attorneys general are applying federal and state consumer protection laws to impose standards on the online collection, use and dissemination of data. In the event of a security breach, these laws may subject us to incident response, notice and remediation costs. Failure to safeguard data adequately or to destroy data securely could subject us to regulatory investigations or enforcement actions under applicable data security, unfair practices or consumer protection laws. The scope and interpretation of these laws could change and the associated burdens and our compliance costs could increase in the future.
We are also subject to U.S. and foreign laws and regulations that govern or restrict our business and activities in certain countries and with certain persons, including the U.S. Commerce Department’s Export Administration Regulations and economic and trade sanctions regulations maintained by the U.S. Treasury Department’s Office of Foreign Assets Control, as well as anti-bribery and anti-corruption laws and regulations, including the U.S. Foreign Corrupt Practices Act of 1977, as amended (“FCPA”) and the U.K. Bribery Act 2010 (“U.K. Bribery Act”).
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
We have experienced growth in recent years, due in large part to sustained subscription growth and retention, including customers who expand their use of our platform over time. We offer two payment options for most of our subscription plans: monthly and annual. Customers’ subscriptions currently renew automatically at the end of each monthly or annual period, as applicable, but the customer is free to disable automatic renewal or cancel the subscription at any time. As a result, even though the number of unique subscriptions to our platform has grown in recent years, there can be no assurance that we will be able to retain unique subscriptions beyond the existing monthly or annual subscription periods. In addition, any limitation or restriction imposed on our ability to bill our customers on a recurring basis, whether due to new regulations or otherwise, may significantly lower our unique subscription retention rate.
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
The market for providing SaaS-based website design and management software is evolving and we face competition in various aspects of our business, which we expect to intensify in the future as existing and new competitors introduce new solutions or enhance existing solutions. We also compete with specific providers offering services or products that overlap with parts of our solutions, including online presence solutions, e-commerce solutions, domain registration and website hosting services, email marketing solutions, scheduling solutions and reservation and restaurant management solutions. Some of our competitors have longer operating histories, larger customer bases, greater brand recognition, more extensive commercial relationships and greater financial and other resources than we do.
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
In response to the COVID-19 pandemic, we took a number of actions that impacted and may continue to impact our business, financial condition and results of operations, including transitioning employees across all our offices (including our corporate headquarters) to remote or hybrid work-from-home arrangements. While we believe these actions were reasonable and necessary as a result of the COVID-19 pandemic, they were disruptive to our business. At present we support remote, hybrid and fully office based arrangements for our employee base. Given the continued spread of COVID-19, we may have to take additional actions in the future that could further disrupt our business. While we have a distributed workforce and our employees are accustomed to working remotely or working with remote employees, our workforce has not historically been fully remote. Doing less business in-person may impact our ability to preserve our corporate culture. Any failure to preserve our culture could negatively affect our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives. The COVID-19 pandemic, and the related supply chain impacts, could also cause delays or disruptions in services provided by key service providers. Our management team has spent, and may continue to spend, significant time, attention and resources monitoring the COVID-19 pandemic and associated workplace-related changes and seeking to manage its effects on our business and workforce.
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
We use a variety of marketing channels to promote our brand, including online keyword search, sponsorships and celebrity endorsements, television, podcasts, print and online advertising, email and social media marketing. If we lose access to one or more of these channels because the costs of advertising become prohibitively expensive or for other reasons, we may not be able to promote our brand effectively, which could limit our ability to grow our business. In addition, in order to maintain our current revenues and grow our business, we need to continuously optimize our marketing campaigns aimed at acquiring new customers. However, we may fail to accurately predict customer interest and, as a result, fail to generate the expected return on marketing spend. An unexpected increase in the marginal acquisition cost of new customers may have an adverse effect on our ability to grow our subscription base. We have and may in the future invest a significant portion of our marketing expenses in more traditional advertising and promotion of our brand, including through out-of-home campaigns and television commercials, the effectiveness of which is more difficult to track than online marketing. If these marketing activities fail to generate traffic to our website, attract potential customers and lead to new and renewed subscriptions at the levels we anticipate, our business, financial condition and results of operations would be adversely affected.
If demand for our solutions does not meet expectations, our ability to generate revenue could be adversely affected.
Although we expect continued demand from individuals and businesses for our solutions, it is possible the rate of growth may not meet our expectations, or the market may not grow. Our expectations for future revenue growth are based in part on assumptions reflecting our industry knowledge and experience serving individuals and businesses, as well as our assumptions regarding demographic shifts, growth in the availability and capacity of internet infrastructure internationally and the general economic climate. If any of these assumptions proves to be inaccurate, including as a result of the extent of current global economic uncertainty, our growth could be significantly lower than expected.
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
Our future success will depend upon our continued ability to attract, hire, integrate and retain highly skilled personnel, including senior management, engineers, designers, product managers, finance, and legal personnel and customer support. Competition for highly skilled personnel is intense. We compete with many other companies for engineers, designers and product managers with meaningful experience in designing, developing and managing software, as well as for skilled marketing, operations and customer support professionals, and we may not be successful in attracting and retaining the professionals we need. We may need to invest significant amounts of cash and equity to attract and retain new and highly skilled employees, and may never realize returns on these investments. In addition, we are limited in our ability to recruit global talent for our U.S. offices by U.S. immigration laws, including those related to H1-B visas. If we are not able to effectively hire, train and retain employees, our ability to achieve our strategic objectives will be adversely impacted and our business, financial condition and results of operations will be harmed.
In addition to hiring and integrating new employees, we must continue to focus on retaining our key employees who foster and promote our innovative corporate culture. Our future performance depends on the continued services and contributions of our Founder and Chief Executive Officer, Mr. Casalena, who is critical to the development of our business and growth strategy, in addition to other key employees to execute on our business plan and to identify and pursue new opportunities and solutions. The failure to properly develop or manage succession plans or develop leadership talent or the loss of services of key employees could significantly delay or prevent the achievement of our strategic objectives. From time to time, there may be changes in our senior management team resulting from the hiring or departure of executives, which could disrupt our business. We do not have fixed term agreements with our executive officers or other key personnel that require them to work beyond a standard notice period; therefore, they could terminate their employment with us at any time. The loss of one or more of our key employees (including any limitation on the performance of their duties or short term or long term absences as a result of illness) could adversely affect our business, financial condition and results of operations.
We primarily rely on a single supplier to process payments from our customers and we integrate with a limited number of suppliers to process transactions from users.
The success of our platform depends, in part, on our ability to integrate and offer third-party services to our customers. In particular, we use Stripe, Inc. (“Stripe”) to process our transactions with our customers and we offer payment processing integrations for our customers to charge their users through Stripe, PayPal Holdings, Inc. (“PayPal”) and Block, Inc. (“Block”). While we offer our customers access to three payment processing integrations through which to charge their users, disruptions or problems with the relevant services provided by any of these companies could have an adverse effect on our reputation, business, financial condition and results of operations. If Stripe, PayPal or Block were to terminate, or materially alter, its relationship with us or become unable to continue processing payments on our behalf, we could experience an impact to our financial results or incur substantial delays and expense in finding and integrating an alternative payment service provider to process payments from our customers and their users, and the quality and reliability of any such alternative payment service provider may not be comparable.
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
Many customers locate our platform through internet search engines, such as Google, and advertisements on social networking sites and online streaming services, such as Facebook and YouTube as an alternative to typing our website address directly into a web browser navigation bar. If we are listed less prominently or fail to appear in search results for any reason, visits to our website could decline significantly, and we may not be able to replace this traffic. Search engines revise their algorithms from time to time in an attempt to optimize their search results. If the search engines on which we rely for algorithmic listings modify their algorithms, we may appear less prominently or not at all in search results, which could result in reduced traffic to our website that we may not be able to replace. Additionally, if the costs of search engine marketing services, such as Google AdWords, increase, we may incur additional marketing expenses, we may be required to allocate a larger portion of our marketing spend to this channel or we may be forced to attempt to replace it with another channel (which may not be available at reasonable prices, if at all), and our business, financial condition and results of operations could be adversely affected.
Furthermore, competitors may bid on our brand names and other search terms that we use to drive traffic to our website. Such actions could increase our marketing costs and result in decreased traffic to our website. In addition, search engines, social networking sites and video streaming services may change their advertising policies from time to time. If any change to these policies delays or prevents us from advertising through these channels, it could result in reduced traffic to our website and sales of our solutions. Additionally, new search engines, social networking sites, video streaming services and other popular digital engagement platforms may develop in specific jurisdictions or more broadly that reduce traffic on existing search engines, social networking sites and video streaming services. Moreover, changes in customer behavior and practices, like the use of voice recognition technology as an alternative to using traditional search engines, may potentially result in reduced traffic to our website. If we are not able to achieve awareness through advertising or otherwise, we may not achieve significant traffic to our website.
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
We currently rely on a limited number of cloud service providers and third-party data center facilities. While we engineer and architect the systems upon which our platform runs, and own the hardware installed at the data centers on which we rely, we do not control the operation of these facilities. We also obtain cloud storage and computing from Amazon and Google. We have experienced, and may in the future experience, failures at the third-party data centers where our hardware is deployed. Data centers are vulnerable to damage or interruption from human error, cyber-crimes, computer viruses and other intentional bad acts, earthquakes, hurricanes, floods, fires, war, terrorist attacks, power losses, hardware failures, systems failures, telecommunications failures and similar events. Changes in law or regulations applicable to data centers in various jurisdictions could also cause a disruption in service. Similarly, if we are unable to utilize cloud services from Amazon or Google, we could experience delays or disruptions. The occurrence of any of these events or other unanticipated problems with these providers or at these facilities could result in loss of data (including personal information), lengthy interruptions in the availability of our solutions and harm to our reputation and brand.
While our third-party data center and cloud provider agreements may include automatic renewal provisions, these service providers have no obligation to renew the agreements on commercially reasonable terms or at all. In addition, a timely notice of intent not to renew under one or more of these agreements may not provide us with adequate time to transfer operations and may cause disruptions to our platform. Similarly, service providers of other aspects of our critical infrastructure, such as private network connectivity, content delivery, DDoS mitigation, domain registration and domain name servers, among others, are under no obligation to continue to provide these services after the expiration of the respective service agreements, nor are they obligated to renew the terms of those agreements. If we were required to move our equipment to a new facility, move cloud platforms or migrate to a new critical infrastructure vendor without adequate time to plan and prepare for such a migration, we would face significant challenges due to the technical complexity, risk and high costs of the relocation or migration. If we are unable to renew these agreements on commercially reasonable terms, or if the service providers close such facilities or cease providing such services, we may be required to transfer to new service providers and may incur costs and possible service interruption in connection with doing so.
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
From time to time, we may discover that third-parties are infringing, misappropriating or otherwise violating our intellectual property rights. However, policing unauthorized use of our intellectual property and misappropriation of our technology is difficult and we may therefore not always be aware of such unauthorized use or misappropriation. In addition, litigation brought to protect and enforce our intellectual property rights can be costly, time-consuming or distracting to management and could result in the impairment or loss of rights or privileges associated with our intellectual property. As a result, we may be aware of infringement by competitors but may choose not to bring litigation to enforce our intellectual property rights due to the cost, time or distraction of bringing such litigation. Furthermore, even if we decide to bring litigation, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits challenging or opposing our right to use and otherwise exploit particular intellectual property, services and technology or the enforceability of our intellectual property rights. As a result, despite efforts by us to protect our intellectual property rights, unauthorized third-parties may attempt to use, copy or otherwise obtain and market or distribute our intellectual property or technology or otherwise develop solutions with the same or similar functionality as our solutions. If competitors infringe, misappropriate or otherwise violate our intellectual property rights and we are not adequately protected or elect not to litigate, or if competitors are able to develop solutions with the same or similar functionality without infringing our intellectual property, our competitive position, business, financial condition and results of operations could be harmed.
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
Additionally, non-practicing entities may make claims of infringement and attempt to extract settlements from companies like us, and such entities are unlikely to be deterred by a patent portfolio of any size because their sole or primary business is the assertion of patent claims. The risk of claims may increase as the number of solutions we offer and the number of competitors increases and overlaps occur. In addition, to the extent we gain greater visibility and market exposure, we face a higher risk of being the subject of intellectual property infringement claims. If it appears necessary or desirable, we may seek to license intellectual property that our solutions are alleged to infringe. If required licenses cannot be obtained, litigation could result.
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
We use open-source software that is subject to one or more open-source licenses in connection with our software development and we may incorporate additional open-source software into our software, or otherwise link our software to open-source software. Open-source software is typically freely accessible, usable and modifiable, subject to compliance with the applicable licenses. Certain open-source software licenses require an entity who distributes or otherwise makes available the open-source software in connection with the entity’s software to publicly disclose part or all of the source code to the entity’s software or to make any derivative works of the open-source code or even the entity’s software available to others on potentially unfavorable terms or at no cost.
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
In addition to risks related to license requirements, usage of open-source software can lead to greater risks than the use of third-party commercial software, as open-source licensors generally do not provide warranties, controls on the origin or development of the software or remedies against the licensors. Further, given the nature of open-source software, it may be more likely that third-parties might assert copyright and other intellectual property infringement claims against us based on our use of open-source software. Finally, use of open-source software may introduce vulnerabilities into our solutions. Disclosing the source code of our propriety software could also make it easier for cyber attackers and other third-parties to discover or exploit vulnerabilities in or to defeat the protections of our solutions, which could result in our solutions failing to provide our customers with the security they expect. Likewise, some open source projects have known security or other vulnerabilities or architecture instabilities, or are otherwise subject to security attacks due to their wide availability, or are provided on an “as-is” basis. Many of the risks associated with usage of open-source software cannot be eliminated and could adversely affect our business, financial condition and results of operations.
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
•if we are unable to maintain PCI-DSS compliance, we may breach our contractual obligations, be subject to fines, penalties, damages, higher transaction fees and civil liability, be prevented from processing or accepting payment cards or lose payment processing partners;
•we rely on third-party payment service providers to securely store customer payment card information and maintain PCI-DSS compliance; and
•we rely on third-party payment service providers to process payments from our customers and their users and the providers may face downtime and thus affect our cash flow and our customers’ cash flow.
There can also be no assurance that the billing system data security standards of our third-party payment service providers will adequately comply with the billing standards of any future jurisdiction in which we seek to market our solutions.
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
We are subject to a variety of laws and regulations, including regulation by various federal government agencies, including the FTC, the Federal Communications Commission and state and local agencies, as well as data privacy and security laws in jurisdictions outside of the United States. We collect personal information and other potentially protected information from our employees, our current and prospective customers and their users. The U.S. federal and various state and foreign governments have adopted or proposed limitations on, or requirements regarding, the collection, distribution, use, security and storage of personal information, payment card information or other confidential information of individuals and the FTC and many state attorneys general are applying federal and state consumer protection laws to impose standards on the online collection, use and dissemination of data. Self-regulatory obligations, other industry standards, policies and other legal obligations may apply to our collection, distribution, use, security or storage of personal information, payment card information or other confidential information relating to individuals. These obligations may be interpreted and applied inconsistently from one jurisdiction to another and may conflict with one another, other regulatory requirements or our internal practices. Any failure or perceived failure by us to comply with United States, European Union or other foreign privacy or security laws, policies, industry standards or legal obligations or any security incident resulting in the unauthorized access to, or acquisition, release or transfer of, personal information, payment card information or other confidential information relating to our customers, employees or others may result in governmental enforcement actions, litigation, fines and penalties or adverse publicity and could cause our customers to lose trust in us, which could have an adverse effect on our reputation, business, financial condition and results of operations.

We expect there will continue to be newly enacted and proposed laws and regulations as well as emerging industry standards concerning privacy, data protection and information security in the United States, the European Union and other jurisdictions, and we cannot yet determine the impact such future laws, regulations and standards may have on our business. Such laws, regulations, standards and other obligations could impair our ability to, or the manner in which we collect or use information to target advertising to our customers, thereby having a negative impact on our ability to maintain and grow our customer base and increase revenue. For example, the CCPA requires, among other things, that covered companies such as ours provide new disclosures to California consumers and affords such consumers new rights, including the right to access and delete their information and to opt-out of certain sharing and sales of personal information or opt into certain financial incentive programs. The law also prohibits covered businesses from discriminating against consumers (e.g., charging more for services) for exercising any of their CCPA rights. The CCPA took effect on January 1, 2020 and enforcement of the CCPA by the California Attorney General began on July 1, 2020. The CCPA imposes a severe statutory damages framework as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action is expected to increase the likelihood of, and risks associated with, data breach litigation. It remains unclear how various provisions of the CCPA will be interpreted and enforced. The CCPA has been amended on multiple occasions and is the subject of regulations of the California Attorney General finalized on August 14, 2020. Additionally, the California Secretary of State recently certified a new privacy law, the California Privacy Rights Act (the “CPRA”), which California voters approved on November 4, 2020. This initiative significantly modifies the CCPA, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. Virginia, Colorado, Utah and Connecticut also passed comprehensive privacy laws that will take effect in 2023. Other states may pass comparable legislation, with potentially greater penalties and more rigorous compliance requirements relevant to our business. The effects of the CCPA, and other similar state or federal laws, are potentially significant and may require us to modify our data processing practices and policies and to incur substantial costs and potential liability in an effort to comply with such legislation. Future restrictions on the collection, use, sharing or disclosure of our customers’ data or additional requirements for express or implied consent of customers for the collection, use, disclosure, sharing or other processing of such information could increase our operating expenses, require us to modify our solutions, possibly in a material manner, or stop offering certain solutions, and could limit our ability to develop and implement new solutions.
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
Consumers can, with increasing ease, implement technologies that limit our ability to collect and use data to deliver or advertise our services, or otherwise limit the effectiveness of our platform. Cookies may be deleted or blocked by consumers. The most commonly used Internet browsers allow consumers to modify their browser settings to block first-party cookies (placed from the domain of the website owner that the consumer is browsing) or third-party cookies (placed from a different domain), and some browsers block third-party cookies by default. Some prominent technology companies, including Google, the owner of the Chrome browser, have announced intentions to discontinue support of third-party cookies, and to develop alternative methods and mechanisms for tracking consumers. Many applications and other devices allow consumers to avoid receiving advertisements by paying for subscriptions or other downloads. Mobile devices using Android and iOS operating systems limit the ability of cookies, or similar technology, to track consumers while they are using applications other than their web browser on the device.
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
Our business activities are subject to various restrictions under U.S. export controls and trade and economic sanctions laws, including the U.S. Commerce Department’s Export Administration Regulations and economic and trade sanctions regulations maintained by the U.S. Treasury Department’s Office of Foreign Assets Control. If we fail to comply with these laws and regulations, we could be subject to civil or criminal penalties and reputational harm. U.S. export control laws and economic sanctions laws also prohibit certain transactions with U.S. embargoed or sanctioned countries, governments, persons and entities.
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
The global nature of our business creates various domestic and local regulatory challenges. The FCPA, U.K. Bribery Act, the U.S. Travel Act of 1961 and similar anti-bribery and anti-corruption laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to foreign government officials and other persons for the corrupt purpose of obtaining or retaining business, directing business to any person or securing any advantage. In addition, companies are required to maintain records accurately and fairly representing their transactions and having an adequate system of internal accounting controls. We face significant risks if we fail to comply with the FCPA and other anti-corruption and anti-bribery laws prohibiting companies and their employees and third-party intermediaries from authorizing, offering or providing, directly or indirectly, improper payments or benefits to foreign government officials, political parties and private-sector recipients for an illegal purpose.
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
To date, laws, regulations and enforcement actions by governments have not materially restricted use of the internet in most parts of the world. However, the legal and regulatory environment relating to the internet is uncertain, and governments may impose regulation in the future. New laws may be passed, courts may issue decisions affecting the internet, existing but previously inapplicable or unenforced laws may be deemed to apply to the internet or regulatory agencies may begin to more rigorously enforce such formerly unenforced laws, or existing legal safe harbors may be narrowed, both by U.S. federal or state governments and by governments of foreign jurisdictions. The adoption of any new laws or regulations, or the narrowing of any safe harbors, could hinder growth in the use of the internet and online services generally, and decrease acceptance of the internet and online services as a means of communications, e-commerce and advertising. In addition, such changes in laws could increase our costs of doing business or prevent us from delivering our solutions over the internet or in specific jurisdictions, which could harm our business, financial condition and results of operations. For example, we rely on a variety of statutory and common-law frameworks and defenses relevant to the content available on our platform, including the Digital Millennium Copyright Act (the “DMCA”), the Communications Decency Act (the “CDA”), and fair-use doctrine in the United States and the Electronic Commerce Directive in the European Union. The DMCA limits, but does not necessarily eliminate, our potential liability for caching, hosting, listing or linking to third-party content that may include materials that infringe copyrights or other rights. The CDA further limits our potential liability for content uploaded onto our platform by third-parties. Defenses such as the fair-use doctrine (and related doctrines in other countries) may be available to limit our potential liability for featuring third-party intellectual property content for purposes such as reporting, commentary and parody. In the European Union, the Electronic Commerce Directive offers certain limitations on our potential liability for featuring third-party content. However, each of these statutes and doctrines are subject to uncertain or evolving judicial interpretation and regulatory and legislative amendments, and we cannot guarantee that such frameworks and defenses will be available. Regulators in the United States and in other countries may introduce new regulatory regimes that increase potential liability for content available on our platform, including liability for misleading, false or manipulative information, hate speech, privacy violations, copyrighted content and other types of online harm. For example, there have been various legislative and executive efforts to restrict the scope of the protections available to online platforms under Section 230 of the CDA, and current protections from liability for third-party content in the United States could decrease or change. There are also a number of legislative proposals in the United States, at both the federal and state level, and in the European Union and the United Kingdom, that could impose new obligations in areas affecting our business, such as liability for copyright infringement and other online harm. Any new legislation may be difficult to comply with in a timely and comprehensive manner and may expose our business or customers to increased costs. If the rules, doctrines or currently available defenses change, if international jurisdictions refuse to apply protections similar to those that are currently available in the United States or the European Union or if a court were to disagree with our application of those rules to our solutions, our potential liability for information or content created by third-parties and posted to our platform could require us to expend significant resources to try to comply with the new rules and implement additional measures to reduce our exposure to such liability or we could incur liability and our business, financial condition and results of operations could be harmed.
Governmental and regulatory policies or claims concerning the domain registration system and the internet in general, and industry reactions to those policies or claims, may cause instability in the industry and disrupt our business.
The Internet Corporation for Assigned Names and Numbers (“ICANN”) is a multi-stakeholder, private sector, not-for-profit corporation formed in 1998 for the express purposes of overseeing a number of internet related tasks, including managing the Domain Name System’s allocation of IP addresses, accreditation of domain name registrars and registries and the definition and coordination of policy development for all of these functions. ICANN has been subject to strict scrutiny by the public and governments around the world, as well as multi-governmental organizations such as the United Nations, with many of those bodies becoming increasingly interested in internet governance. Any instability in the domain name registration system may make it difficult for us to maintain our relationships with accredited domain name registrars or registries, continue to offer our existing solutions, or introduce new offerings.
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
As of December 31, 2022, we have outstanding $516.3 million aggregate principal amount of borrowings under the Term Loan and $7.3 million aggregate principal amount of borrowings under the Revolving Credit Facility (as defined above). If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures or to sell assets, seek additional capital or restructure or refinance our indebtedness. Our ability to restructure or refinance our current or future debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives. We cannot assure you that our business will be able to generate sufficient levels of cash or that future borrowings or other financings will be available to us in an amount sufficient to enable us to service our indebtedness and fund our other liquidity needs. In addition, our indebtedness under the Credit Agreement (as defined below) bears interest at variable rates. Because we have variable rate debt, fluctuations in interest rates may affect our business, financial condition and results of operations.
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
As of December 31, 2022, we had customers in over 200 countries and territories and expect to continue to expand our international operations in the future. However, international sales and the use of our platform in various countries subject us to risks that we do not generally face with respect to domestic sales. These risks include, but are not limited to:
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
Our business, financial condition and results of operations are affected by fluctuations due to changes in foreign currency exchange rates. While we generate the majority of our revenue in U.S. dollars, a portion of our revenue is denominated in Euros. For the year ended December 31, 2022, 71.8% of our revenue was denominated in U.S. dollars and

28.2% of our revenue was denominated in Euros. As we expand globally, we will be further exposed to fluctuations in currency exchange rates to the extent that the revenue that we generate in currencies other than the U.S. dollar increases. Furthermore, currency exchange rates have been especially volatile in the recent past, and these currency fluctuations have made and may continue to make it difficult for us to accurately predict our results of operations.
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
State, local and foreign jurisdictions have differing tax rules and regulations governing sales, use, value-added, digital services, and other taxes, and these rules and regulations are subject to varying interpretations that may change over time. In particular, the applicability of such taxes to our platform in various jurisdictions is unclear. These jurisdictions’ rules regarding tax nexus are complex and vary significantly. Significant judgment is required on an ongoing basis to evaluate applicable tax obligations, and as a result, amounts recorded are estimates and are subject to adjustments. In many cases, the ultimate tax determination is uncertain because it is not clear how new and existing statutes might apply to our business.
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
As a result, we could face tax assessments and audits. Our liability for these taxes and associated penalties could exceed our historical tax accruals. Jurisdictions in which we have not historically collected or accrued sales, use, value-added or other taxes could assert our liability for such taxes. A successful assertion that we should be collecting additional taxes in jurisdictions where we have not historically done so could result in substantial tax liabilities for past sales. Furthermore, certain jurisdictions have introduced a digital services tax, which is generally a tax on gross revenue generated from users or customers located in those jurisdictions, and other jurisdictions have enacted or are considering enacting similar laws. Further, even where we are collecting and remitting taxes to the appropriate authorities, we may fail to accurately calculate, collect, report and remit such taxes. Any of these events could result in substantial tax liabilities and related penalties for past sales. It could also discourage customers from using our platform or otherwise harm our business, financial condition and results of operations.
We have recorded in the past a full valuation allowance on our net deferred tax assets since it is more likely than not that these benefits will not be realized. Future adjustments to the realizability of our deferred tax assets may have a material impact on our financial condition and results of operations.
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
Legislation commonly referred to as the Tax Cuts and Jobs Act, which was enacted in December 2017, significantly reformed the U.S. Internal Revenue Code of 1986, as amended. The Tax Cuts and Jobs Act lowered U.S. federal corporate income tax rates, changed the utilization of future net operating loss carryforwards, allowed for the expensing of certain capital expenditures, eliminated the option to currently deduct research and development expenditures and requires taxpayers to capitalize and amortize U.S.-based and non-U.S.-based research and development expenditures over five and fifteen years, respectively, and put into effect significant changes to United States taxation of international business activities. It is possible that changes under the Tax Cuts and Jobs Act could increase our future tax liability.
In August 2022, the United States enacted the Inflation Reduction Act (the “IRA”), which among other provisions, introduced a 15% minimum tax on the adjusted financial statement income of certain large corporations and a 1% excise tax on certain share repurchases by covered corporations. We currently do not expect the IRA to have a material impact on our consolidated financial statements and are continuing to evaluate the potential impact of the IRA on future periods.
The Organization for Economic Co-operation and Development (the "OECD") has issued recommendations that, in some cases, make substantial changes to numerous long-standing tax positions and principles. These changes, many of which have been adopted or are under active consideration by OECD members and/or other countries, could increase tax uncertainty and may adversely affect our provision for income taxes, cash tax liability, and effective tax rate in countries where we operate.
If we fail to maintain an effective system of internal controls, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.
We are required to comply with the SEC rules that implement Section 404 of the Sarbanes-Oxley Act and are required to provide an annual management report on the effectiveness of our disclosure controls and internal control over financial reporting. However, pursuant to an exemption available to emerging growth companies, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting until we are no longer deemed an emerging growth company.
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
Our Class A common stock has one vote per share and our Class B common stock has ten votes per share. The multi-class structure of our common stock has the effect of concentrating voting control with our Class B common stockholders. As of December 31, 2022, Mr. Casalena holds a majority of the voting power of our outstanding capital stock. As a result, Mr. Casalena will have control over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. He may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. Corporate actions might be taken even if other stockholders oppose them. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control or other liquidity event of our company, could deprive our stockholders of an opportunity to receive a premium for their shares of Class A common stock as part of a sale or other liquidity event and might ultimately affect the trading price of our Class A common stock. Future transfers by holders of Class B common stock will generally result in those shares converting to Class A common stock, which will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term.
Pursuant to our amended and restated certificate of incorporation, we are authorized to issue 1,000,000,000 shares of Class C common stock and as of December 31, 2022, there is no Class C common stock outstanding. Although we have no current plans to issue any shares of Class C common stock in the future, we may issue shares of Class C common stock for a variety of corporate purposes, including financings, acquisitions, investments, dividends and equity incentives to our employees, consultants and directors. Under our amended and restated certificate of incorporation, our board of directors has the authority, without stockholder approval except as required by the listing standards of the NYSE, to issue additional shares of our capital stock. Because the Class C common stock carries no voting rights, is not convertible into any other capital stock and is not listed for trading on an exchange or registered for sale with the SEC, shares of Class C common stock may be less liquid and less attractive to any future recipients of these shares than shares of Class A common stock, although we may seek to list the Class C common stock for trading and register shares of Class C common stock for sale in the future. In addition, because our Class C common stock carries no voting rights and is not counted when determining whether the seven percent ownership threshold related to automatic conversion of the Class B common stock is met, if we issue shares of Class C common stock in the future, the holders of our Class B common stock, including our Founder and Chief Executive Officer, may be able to elect all of our directors and to determine the outcome of most matters submitted to a vote of our stockholders for a longer period of time than would be the case if we issued Class A common stock rather than Class C common stock in such transactions. In addition, if we issue shares of Class C common stock in the future, such issuances would have a dilutive effect on the economic interests of our Class A common stock and Class B common stock.
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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate headquarters, primarily used for product development, marketing, and business operations, is located in New York, New York and consists of 166,088 square feet of office space under a lease that expires in 2030. We also lease office space in Chicago, IL, primarily used for our hospitality services, and internationally in Dublin, Ireland primarily used for additional business services and customer care.
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
Holders of Record
As of February 24, 2023, there were 41 holders of record of our Class A common stock and 3 holders of record of our Class B common stock. As of February 24, 2023, there were no shares of our Class C common stock outstanding. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
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
Performance Graph
The following graph compares the cumulative total return to stockholders on our Class A common stock from May 19, 2021 (the date our Class A common stock commenced trading on the NYSE) through December 31, 2022 relative to the cumulative total returns of the Standard & Poor’s 500 Index and the Standard & Poor’s Information Technology Index over the same period. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our Class A common stock and in each index at the market close on May 19, 2021, and its relative performance is tracked through December 31, 2022. The returns shown are based on historical results and are not intended to suggest future performance.

Issuer Purchases of Equity Securities
The table below provides information with respect to repurchases of shares of our Class A common stock during the three months ended December 31, 2022.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (in thousands)
October 1 - 31	390,993	$21.08	390,993	$105,652
November 1 - 30	299,661	20.59	299,661	99,993
December 1 - 31	846,077	21.01	846,077	79,807
Total	1,536,731	$20.95	1,536,731	$79,807
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
Overview
Squarespace enables anyone to stand out and succeed online, providing customers in over 200 countries and territories with the tools they need for an online presence with best-in-class design and a consistent brand across domains, websites, marketing and social media. Our commerce solutions include tools for selling digital content, classes, appointments, reservations, physical goods and more.
We primarily derive revenue from monthly and annual subscriptions to our presence and commerce solutions. Subscription revenue accounted for 91.5% and 92.1% of our total revenue during the years ended 2022 and 2021, respectively. Payments for our subscription plans are generally collected at the beginning of the subscription period and we generally recognize the associated revenue ratably over the term of the customer contract. Non-subscription revenue primarily consists of commerce transaction fees received through revenue sharing arrangements with payment processors that handle our customers’ commerce transactions, payment processing fees received in exchange for use of our hospitality services as well as revenue we generate from third-party services we offer that provide additional functionality to our customers.
We generated revenue of $867.0 million and $784.0 million in fiscal 2022 and 2021, respectively, and net loss of $252.2 million and $249.1 million in 2022 and 2021, respectively. We believe we have a predictable business model driven by stable customer acquisition and the adoption by our existing customers of additional offerings and add-on subscriptions to grow and scale with our platform as their needs evolve. No individual unique subscription accounted for more than 1% of our total bookings in 2022 and 2021.

Key Factors Affecting Our Performance
Acquisition of new and retention of existing unique subscriptions
Acquiring and retaining unique subscriptions to our platform is the primary driver of our revenue growth. The number of unique subscriptions to our platform was 4.2 million as of December 31, 2022, representing an increase of 3% relative to December 31, 2021. In order to support the acquisition of new unique subscriptions, we intend to continue to invest in our direct response marketing efforts and expand internationally. We view this spending as a long-term investment in our business to attract new unique subscriptions.
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
For the year ended December 31, 2022, our platform processed approximately $6,058.8 million of gross merchandise value (“GMV”), representing an increase of 4.8% from the same period in 2021. GMV represents the total dollar value of orders processed through our platform in the period, net of refunds and fraudulent orders.
We continue to invest in and innovate our commerce offerings to enable customers to build the most impactful online stores, deepen our functionality and establish leadership in commerce services and hospitality services. Our commerce revenue was $269.7 million for the year ended December 31, 2022, representing 17.5% growth from the same period in 2021. We believe the adoption of our commerce offerings by new and existing customers will help drive our long-term revenue growth.
Investments in product innovation
We rely on hiring and retaining a talented product development workforce. The success of our customers relies on the innovation tied to this workforce and our ability to remain agile to address customer needs. Our research and product development expenses were $227.3 million in 2022, representing 19.4% growth over 2021.
Foreign currency fluctuations
As of December 31, 2022, we had customers in over 200 countries and territories and our international customers represented approximately 30% of our bookings. As foreign currency exchange rates change, translation of the statements of operations of our international businesses into U.S. dollars may affect year-over-year comparability of our operating results.
Key Components of Results of Operations
Revenue
We primarily derive revenue from annual and monthly subscriptions. Typically, annual and monthly subscriptions represent 75% and 25% of total subscriptions, respectively. Revenue is also derived from non-subscription services, including fixed percentages or fixed-fees earned on revenue share arrangements with third-parties and on sales made through our customers’ sites. In addition, we earn fixed-fees on sales through certain hospitality offerings and payment processing fees in exchange for use of our hospitality services. Payments received for subscriptions in advance of fulfillment of our performance obligations are recorded as deferred revenue. Subscription plans automatically renew unless advance notice is provided to us. We primarily recognize subscription revenue ratably on a straight-line basis, net of a reserve for refunds. Transaction fee revenue, payment processing revenue and revenue generated from third-parties is recognized at a point in time, when the sale has been completed.
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
Cost of revenue
Cost of revenue consists primarily of credit card and payment processing fees, domain registration fees, and web hosting costs. Cost of revenue also includes customer support, employee-related expenses, amortization and depreciation, and allocated shared costs. Employee-related expenses consist of salaries, taxes, benefits and stock-based compensation. We expect that cost of revenue may fluctuate as a percentage of total revenue from period to period based on the subscriptions purchased and non-subscription transactions during that particular period.
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
Marketing and sales
Marketing and sales expenses include costs related to advertisements used to drive customer acquisition, employee-related expenses related to our brand and sales of hospitality services, customer acquisition and creative assets, affiliate fees on customer referrals, sales commissions, and allocated shared costs. Allocated shared costs include customer support costs related to assistance provided by our customer service team to customers during their trial periods on our platform. Depending on the nature of the advertising, costs are expensed at the time a commercial initially airs, when a promotion first appears in the media or as incurred. Affiliate fees on customer referrals are deferred and recognized ratably over the expected period of our relationship with the new customer. In addition, we capitalize sales commissions paid to internal sales personnel relating to obtaining customer contracts for hospitality services. These capitalized sales commissions are deferred and amortized ratably over the expected life of the new customer.
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
In conjunction with the listing of our class A common stock (the “Direct Listing”) on the NYSE on May 19, 2021, we incurred certain stock-based compensation expenses associated with the vesting conditions of a grant to our CEO of shares of Class B common stock upon consummation of the listing which resulted in a one-time expense of $229.3 million during the year ended December 31, 2021. In addition, during the year ended December 31, 2021, we incurred professional fees of $25.3 million associated with the Direct Listing. We expect to continue to incur additional expenses as a result of operating as a public company, including costs to comply with the rules and regulations applicable to companies listed on a U.S. securities exchange and costs related to compliance and reporting obligations pursuant to the rules and regulations of the SEC. In addition, as a public company, we expect to incur additional costs associated with accounting, compliance, insurance and investor relations.

Impairment charge
The impairment charge during the year ended December 31, 2022 represents a non-cash goodwill impairment charge of $225.2 million primarily due to market values deteriorating subsequent to our Tock acquisition in March 2021. For further discussion on our impairment charge, see “Item 8. Financial Statements and Supplementary Data, Note 9. Goodwill and Intangible Assets, Net.”
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
Provision for income taxes
The Company accounts for income taxes under the asset and liability method, and deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying values of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The Company recognizes deferred tax assets to the extent it believes these assets are more likely than not to be realized. In making such a determination, the Company considers all positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent results of operations. A valuation allowance is provided if it is determined that it is more likely than not that the deferred tax asset will not be realized.
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
Effective December 1, 2018, the Company became subject to a U.S. tax requirement that certain income earned by foreign subsidiaries, referred to as Global Intangible Low-Taxed Income (“GILTI”), must be included in the gross income of the subsidiary’s U.S. shareholder. Accounting principles generally accepted in the U.S. provide for an accounting policy election of either recognizing deferred taxes for temporary differences expected to reverse as GILTI in future years or recognizing such taxes as a current period expense when incurred. The Company elected to treat GILTI as a current period expense when incurred.

Results of operations
The following table sets forth our consolidated statements of operations information for the years ended December 31, 2022 and 2021.

	Years Ended December 31,
($ in thousands)	2022	2021
Revenue	$866,972	$784,038
Cost of revenue(1)	152,655	126,631
Gross profit	714,317	657,407
Operating expenses:
Research and product development(1)	227,297	190,371
Marketing and sales(1)	322,051	339,965
General and administrative(1)	151,620	367,945
Impairment charge	225,163	—
Total operating expenses	926,131	898,281
Operating loss	(211,814)	(240,874)
Interest expense	(18,207)	(11,081)
Other income, net	5,030	6,631
Loss before provision for income taxes	(224,991)	(245,324)
Provision for income taxes	(27,230)	(3,825)
Net loss	$(252,221)	$(249,149)
__________________
(1)Includes stock-based compensation as follows:

	Years Ended December 31,
($ in thousands)	2022	2021
Cost of revenue	$3,414	$1,545
Research and product development	42,237	33,030
Marketing and sales	8,696	5,929
General and administrative(a)	48,186	267,420
Total stock-based compensation	$102,533	$307,924
(a)    In conjunction with the Direct Listing in May 2021, we incurred certain stock-based compensation expenses associated with the vesting conditions of a grant to our CEO of shares of Class B common stock upon consummation of the listing which resulted in a one-time expense of $229.3 million.
The following table sets forth our consolidated statements of operations information as a percentage of total revenue for the years ended December 31, 2022 and 2021.

	Years Ended December 31,
	2022	2021
Revenue	100.0%	100.0%
Cost of revenue	17.6%	16.2%
Gross profit	82.4%	83.8%
Operating expenses:
Research and product development	26.2%	24.3%
Marketing and sales	37.1%	43.4%
General and administrative	17.5%	46.9%
Impairment charge	26.0%	—%
Total operating expenses	106.8%	114.6%
Operating loss	(24.4)%	(30.8)%
Interest expense	(2.1)%	(1.4)%
Other income, net	0.6%	0.8%
Loss before provision for income taxes	(25.9)%	(31.4)%
Provision for income taxes	(3.1)%	(0.5)%
Net loss	(29.0)%	(31.9)%

The following table sets forth our consolidated revenue by geographic location and our consolidated revenue by geographic location as a percentage of total revenue for the years ended December 31, 2022 and 2021.

	Years Ended December 31,		Change
($ in thousands, except percentages)	2022	2021	Amount	%
United States	$622,796	$544,500	$78,296	14.4%
International	244,176	239,538	4,638	1.9%
Total revenue	$866,972	$784,038	$82,934	10.6%
Percentage of total revenue:
United States	71.8%	69.4%
International	28.2%	30.6%
Total revenue	100.0%	100.0%
Comparison of the Years Ended December 31, 2022 and 2021
Revenue

	Years Ended December 31,		Change
($ in thousands, except percentages)	2022	2021	Amount	%
Presence	$597,300	$554,523	$42,777	7.7%
Commerce	269,672	229,515	$40,157	17.5%
Total revenue	$866,972	$784,038	$82,934	10.6%
Percentage of total revenue:
Presence	68.9%	70.7%
Commerce	31.1%	29.3%
Total revenue	100.0%	100.0%
Presence revenue
Presence revenue increased $42.8 million, or 7.7%, for the year ended December 31, 2022 compared to the same period in 2021. This increase was primarily the result of the growth of our unique subscriptions, driven by strong retention of existing subscriptions and continued acquisition of new subscriptions, as well as price increases across our website subscription plans.
Commerce revenue
Commerce revenue increased $40.2 million, or 17.5%, for the year ended December 31, 2022 compared to the same period in 2021. This increase was primarily the result of the growth of our unique subscriptions for our commerce offerings and the growth of our hospitality services.
Cost of revenue and gross profit

	Years Ended December 31,		Change
($ in thousands, except percentages)	2022	2021	Amount	%
Cost of revenue	$152,655	$126,631	$26,024	20.6%
Gross profit	$714,317	$657,407	$56,910	8.7%
Percentage of total revenue:
Cost of revenue	17.6%	16.2%
Gross profit	82.4%	83.8%
Cost of revenue
Cost of revenue increased $26.0 million, or 20.6%, for the year ended December 31, 2022 compared to the same period in 2021. The increase was primarily driven by increased payment processing fees, hosting costs and domain name registration fees associated with our growing subscription base as well as payroll and associated benefit expenses for customer support associated with hospitality services.

Gross profit
Gross profit increased $56.9 million, or 8.7%, for the year ended December 31, 2022 compared to the same period in 2021. As a percentage of total revenue, gross profit was 82.4% and 83.8% for the years ended December 31, 2022 and 2021, respectively.
Operating expenses:
Research and product development

	Years Ended December 31,		Change
($ in thousands, except percentages)	2022	2021	Amount	%
Research and product development	$227,297	$190,371	$36,926	19.4%
Percentage of total revenue	26.2%	24.3%
Research and product development expenses increased $36.9 million, or 19.4%, for the year ended December 31, 2022 compared to the same period in 2021. The increase is primarily due to payroll and associated benefit expenses related to increased headcount, partially offset by capitalized internally developed software costs, in support of our product development roadmap, and the addition of hospitality services.
Marketing and sales

	Years Ended December 31,		Change
($ in thousands, except percentages)	2022	2021	Amount	%
Marketing and sales	$322,051	$339,965	$(17,914)	(5.3)%
Percentage of total revenue	37.1%	43.4%
Marketing and sales expenses decreased $17.9 million, or 5.3%, for the year ended December 31, 2022 compared to the same period in 2021, primarily due to a reduction in our brand spend channels, partially offset by increased expenses related to our direct response channels and payroll and associated benefits related to increased headcount in support of our expanded marketing operations including hospitality services.
General and administrative

	Years Ended December 31,		Change
($ in thousands, except percentages)	2022	2021	Amount	%
General and administrative	$151,620	$367,945	$(216,325)	(58.8)%
Percentage of total revenue	17.5%	46.9%
General and administrative expenses decreased $216.3 million, or 58.8%, for the year ended December 31, 2022 compared to the same period in 2021, primarily due to one-time expenses related to our Direct Listing in May 2021, which included a $229.3 million expense for stock-based compensation associated with the vesting conditions of a grant to our CEO of shares of Class B common stock upon consummation of the listing and professional fees of $25.3 million, partially offset by increased indirect tax expense, software related to business operations, rent expense as a result of impairments of certain right-of-use assets, and increased payroll and benefits expense associated with increased headcount.
Impairment charge

	Years Ended December 31,		Change
($ in thousands, except percentages)	2022	2021	Amount	%
Impairment charge	$225,163	$—	$225,163	100.0%
Percentage of total revenue	26.0%	—%
We incurred an impairment charge of $225.2 million for the year ended December 31, 2022 which represents a non-cash goodwill impairment charge primarily due to market values deteriorating after our Tock acquisition in March 2021. For further discussion on our impairment charge, see “Item 8. Financial Statements and Supplementary Data, Note 9. Goodwill and Intangible Assets, Net.”

Interest expense

	Years Ended December 31,		Change
($ in thousands, except percentages)	2022	2021	Amount	%
Interest expense	$(18,207)	$(11,081)	$(7,126)	64.3%
Percentage of total revenue	(2.1)%	(1.4)%
Interest expense increased $7.1 million, or 64.3%, for the year ended December 31, 2022 compared to the same period in 2021, due to higher interest rates, driven by increased LIBOR rates, on our total debt outstanding related to our amended credit agreement.
Other income, net

	Years Ended December 31,		Change
($ in thousands, except percentages)	2022	2021	Amount	%
Other income, net	$5,030	$6,631	$(1,601)	(24.1)%
Percentage of total revenue	0.6%	0.8%
Other income, net was in a net income position of $5.0 million and $6.6 million for the year ended December 31, 2022 and 2021, respectively. The decrease is primarily due to less favorable foreign exchange rates for the year ended December 31, 2022 compared to the same period in 2021.
Provision for income taxes
For the years ended December 31, 2022 and 2021, we recorded income tax expense of $27.2 million and $3.8 million, respectively, which resulted in an effective tax rate of 12.1% and 1.6%, respectively.
Our estimated annual effective income tax rate for the year ended December 31, 2022 differed from the statutory rate of 21% primarily due to a goodwill impairment charge, the change in the valuation allowance for deferred tax assets related primarily to the capitalization and amortization of research and development expenditures as required by the 2017 Tax Cuts and Jobs Act, nondeductible executive compensation, unrecognized tax benefits, state and local income taxes, stock-based compensation, and the effect of foreign operations, partially offset by research and development credits and foreign-derived intangible income deduction.
Our estimated annual effective income tax rate for the year ended December 31, 2021 differed from the statutory rate of 21% primarily due to nondeductible transaction expenses, increase in valuation allowance, nondeductible executive compensation, and unrecognized tax benefits, partially offset by windfall on stock-based compensation, research and development tax credits and state and local income taxes.
Quarterly Results of Operations
The following tables set forth selected unaudited quarterly statements of operations data for each of the eight fiscal quarters ended December 31, 2022, as well as the percentage of revenues that each line item represents for each quarter. The information for each of these quarters has been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") on the same basis as our audited historical condensed consolidated financial information and includes, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the results of operations for these periods. This data should be read in conjunction with our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. These quarterly results are not necessarily indicative of our results of operations to be expected for any future period.

		Three Months Ended (Unaudited)
($ in thousands)	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
Revenue	$228,812	$217,696	$212,702	$207,762	$207,420	$200,962	$196,010	$179,646
Cost of revenue(1)	40,106	38,907	36,993	36,649	33,854	32,868	32,501	27,408
Gross profit	188,706	178,789	175,709	171,113	173,566	168,094	163,509	152,238
Operating expenses:
Research and product development(1)	56,828	54,312	58,829	57,328	50,679	48,769	48,912	42,011
Marketing and sales(1)	66,154	74,248	68,743	112,906	90,960	80,249	70,784	97,972
General and administrative(1)	37,942	38,507	39,190	35,981	31,608	32,091	284,730	19,516
Impairment charge	225,163	—	—	—	—	—	—	—
Total operating expenses	386,087	167,067	166,762	206,215	173,247	161,109	404,426	159,499
Operating (loss)/income	(197,381)	11,722	8,947	(35,102)	319	6,985	(240,917)	(7,261)
Interest expense	(7,230)	(5,209)	(3,319)	(2,449)	(2,503)	(2,491)	(2,827)	(3,260)
Other (loss)/income, net	(9,567)	6,869	6,217	1,511	2,138	2,101	(1,201)	3,593
(Loss)/income before (provision for)/benefit from income taxes	(214,178)	13,382	11,845	(36,040)	(46)	6,595	(244,945)	(6,928)
(Provision for)/benefit from income taxes	(19,784)	(3,277)	52,651	(56,820)	(16,264)	(3,756)	10,413	5,782
Net (loss)/income	$(233,962)	$10,105	$64,496	$(92,860)	$(16,310)	$2,839	$(234,532)	$(1,146)

Net (loss)/income attributable to Class A, Class B and Class C common stockholders, basic(2)	$(233,962)	$10,105	$64,496	$(92,860)	$(16,310)	$2,839	$(234,532)	$(2,115)
Net (loss)/income attributable to Class A, Class B and Class C common stockholders, dilutive(2)	$(233,962)	$10,105	$64,496	$(92,860)	$(16,310)	$2,839	$(234,532)	$(2,115)
Net (loss)/income per share attributable to Class A, Class B, and Class C common stockholders, basic	$(1.72)	$0.07	$0.46	$(0.67)	$(0.12)	$0.02	$(3.22)	$(0.11)
Net (loss)/income per share attributable to Class A, Class B, and Class C common stockholders, dilutive	$(1.72)	$0.07	$0.45	$(0.67)	$(0.12)	$0.02	$(3.22)	$(0.11)
Weighted-average shares used in computing net (loss)/income per share attributable to Class A, Class B, and Class C stockholders, basic	136,340,283	137,832,634	140,082,038	139,423,228	138,970,923	138,625,579	72,900,951	19,012,323
Weighted-average shares used in computing net (loss)/income per share attributable to Class A, Class B, and Class C stockholders, dilutive	136,340,283	139,667,719	142,133,303	139,423,228	138,970,923	143,251,717	72,900,951	19,012,323
__________________
(1)Includes stock-based compensation as follows:

		Three Months Ended (Unaudited)
($ in thousands)	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
Cost of revenue	$944	$1,000	$846	$624	$450	$440	$380	$275
Research and product development	11,099	9,462	11,508	10,168	9,210	8,782	8,245	6,793
Marketing and sales	2,450	2,252	2,395	1,599	1,472	1,716	1,569	1,172
General and administrative(a)	12,989	11,380	12,111	11,706	12,693	12,796	240,319	1,612
Total stock-based compensation	$27,482	$24,094	$26,860	$24,097	$23,825	$23,734	$250,513	$9,852
a.In conjunction with our Direct Listing in May 2021, we incurred certain stock-based compensation expense associated with the vesting conditions of a grant to our CEO of shares of Class B common stock upon completion of the listing which resulted in a one time expense of $229.3 million. In addition, in general and administrative expenses, we incurred professional fees of $25.3 million associated with the Direct Listing.
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

		Three Months Ended (Unaudited)
	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
Revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenue(1)	17.5%	17.9%	17.4%	17.6%	16.3%	16.4%	16.6%	15.3%
Gross profit	82.5%	82.1%	82.6%	82.4%	83.7%	83.6%	83.4%	84.7%
Operating expenses:
Research and product development(1)	24.8%	24.9%	27.7%	27.6%	24.4%	24.3%	25.0%	23.4%
Marketing and sales(1)	28.9%	34.1%	32.3%	54.3%	43.9%	39.9%	36.1%	54.5%
General and administrative(1)	16.6%	17.7%	18.4%	17.3%	15.2%	16.0%	145.3%	10.9%
Impairment charge	98.4%	—%	—%	—%	—%	—%	—%	—%
Total operating expenses	168.7%	76.7%	78.4%	99.2%	83.5%	80.2%	206.4%	88.8%
Operating income/(loss)	(86.2)%	5.4%	4.2%	(16.8)%	0.2%	3.4%	(123.0)%	(4.1)%
Interest expense	(3.2)%	(2.4)%	(1.6)%	(1.2)%	(1.2)%	(1.2)%	(1.4)%	(1.8)%
Other (loss)/income, net	(4.2)%	3.2%	2.9%	0.7%	1.0%	1.0%	(0.6)%	2.0%
(Loss)/income before (provision for)/benefit from income taxes	(93.6)%	6.2%	5.5%	(17.3)%	—%	3.2%	(125.0)%	(3.9)%
(Provision for)/benefit from income taxes	(8.6)%	(1.5)%	24.8%	(27.3)%	(7.8)%	(1.9)%	5.3%	3.2%
Net income/(loss)	(102.2)%	4.7%	30.3%	(44.6)%	(7.8)%	1.3%	(119.7)%	(0.7)%
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
As of December 31, 2022, we had cash and cash equivalents and investment in marketable securities of $228.8 million and $17.7 million of available borrowing capacity under our Revolving Credit Facility, as defined below. During July 2021, we were issued an additional letter of credit for $2.5 million relating to a security deposit for our operating lease in Chicago, IL. Additionally, during September 2022, the letter of credit for our security deposit related to the New York, NY headquarters was reduced by $2.4 million due to a scheduled step-down per the lease agreement. See “Item 8. Financial Statements and Supplementary Data, Note 11. Debt.” We believe our existing cash and cash equivalents and investment in marketable securities will be sufficient to meet our operating working capital and capital expenditure requirements over the next 12 months. On January 1, 2022, a provision of the Tax Cuts and Jobs Act of 2017 went into effect which eliminates the option to deduct research and development costs in the year incurred and instead requires taxpayers to amortize such costs over five years and 15 years for domestic and foreign costs, respectively. While we expect to pay significantly higher cash tax payments during 2023, the adverse cash flow impact will diminish in future years as our capitalized research and development expenditures continue to amortize. In addition, we have also filed federal tax refund claims totaling approximately $8.7 million of which $4.0 million relates to a research and development tax credit carryback to 2018 and $4.7 million relates to a 2020 tax overpayment. We expect to receive these refunds during 2023. Our principal commitments consist of payments for our Credit Facility, operating leases and purchase commitments related to cloud-computing services. In addition, as of December 31, 2022, we had accrued $11.2 million of unrecognized tax benefits related to uncertain tax positions. At this time, we are unable to reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease over time. On May 10, 2022, the board of directors authorized a general share repurchase program of the Company’s Class A common stock of up to $200 million, with no fixed expiration. During the year ended December 31, 2022, the Company repurchased 5.5 million shares for a total cash consideration of $120.2 million, including commissions of $0.1 million, through open market purchases at an average price per share of $21.28. As of December 31, 2022, approximately $79.8 million remained available for stock repurchase. Our future financing requirements will depend on many factors, including our growth rate, subscription renewal activity, the timing and extent of spending to support development of our platform and products, the expansion of marketing and sales activities and any future investments or acquisitions we may make. See “Item 1A. Risk Factors.”
The following table summarizes our operating, investing and financing activities for the years ended December 31, 2022 and 2021.

	Years Ended December 31,
($ in thousands)	2022	2021
Net cash provided by/(used in):
Operating activities	$164,219	$123,157
Investing activities	$(12,031)	$(207,730)
Financing activities	$(152,836)	$260,713
Net cash provided by operating activities
Net cash provided by operating activities in fiscal 2022 was $164.2 million, which reflected our net loss of $252.2 million, offset by certain non-cash items primarily consisting of a $225.2 million impairment charge, $102.5 million of stock-based compensation, $31.6 million of depreciation and amortization, and $2.2 million of non-cash lease expense. Cash provided by operating activities included $39.5 million in deferred revenue, $8.7 million in funds payable to customers, $9.1 million in other operating assets and liabilities, and $3.7 million in prepaid expenses and other current assets, primarily offset by $5.5 million of accounts receivable and due from vendors and $2.2 million of accounts payable and accrued liabilities.
Net cash provided by operating activities in fiscal 2021 was $123.2 million, which reflected our net loss of $249.1 million offset by certain non-cash items primarily consisting of $307.9 million of stock-based compensation, $32.7 million of depreciation and amortization, and $3.2 million of deferred tax expense. Cash provided by operating activities included $29.4 million of deferred revenue, $14.5 million in accounts payable and accrued liabilities, $10.7 million in funds payable to customers, and $8.4 million of deferred rent and lease incentives, primarily offset by $35.4 million in prepaid expenses and other current assets.
Net cash used in investing activities
Net cash used in investing activities in fiscal 2022 was $12.0 million, which reflected $11.5 million used in connection with the purchase of property and equipment and $27.7 million used to purchase marketable securities, offset by $27.2 million in proceeds from the sale and maturities of marketable securities.
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
Net cash (used in)/provided by financing activities
Net cash used in financing activities in fiscal 2022 was $152.8 million, which primarily reflected $120.2 million in payments for repurchase and retirement of Class A common stock, $21.3 million in taxes paid related to net share settlement of equity awards and $13.6 million in principal payments on our Term Loan as defined below. These payments were partially offset by $2.2 million of proceeds from the exercise of stock options.
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
As of December 31, 2022, $516.3 million was outstanding under the Term Loan. The Term Loan requires scheduled quarterly principal payments beginning March 31, 2021 in aggregate annual amounts equal to 2.50% for 2021 and 2022, 7.50% for 2023 and 2024 and 10.0% for 2025, in each case, on the amended Term Loan principal amount, with the balance due at maturity. In addition, the Credit Agreement includes certain customary prepayment requirements for the Term Loan, which are triggered by events such as asset sales, incurrence of indebtedness and sale leasebacks.
As of December 31, 2022, $7.3 million was outstanding under the Revolving Credit Facility in the form of outstanding letters of credit and $17.7 million remained available for borrowing by us. The outstanding letters of credit relate to security deposits for certain of our leased locations.
The Credit Agreement contains certain customary affirmative covenants and events of default. The negative covenants in the Credit Agreement include, among others, limitations on our ability (subject to negotiated exceptions) to incur additional indebtedness or issue additional preferred stock, incur liens on assets, enter into agreements related to mergers and acquisitions, dispose of assets or pay dividends and distributions. In addition, commencing with the fiscal quarter ending December 31, 2020, we were required to maintain an indebtedness to consolidated EBITDA ratio of not more than 4.50, tested as of the last day of each fiscal quarter, with a step-down to 4.25 for the fiscal quarters ending March 31, 2022 and June 30, 2022, a further step-down to 4.00 for the fiscal quarters ending September 30, 2022 and December 31, 2022 and a final step-down to 3.75 for the fiscal quarter ending March 31, 2023 and each fiscal quarter thereafter (the “Financial Covenant”), subject to customary equity cure rights. The Financial Covenant is subject to a 0.50 step-up in the event of a material permitted acquisition, which we can elect to implement up to two times during the life of the facility. We did not elect to implement this step-up as a result of the acquisition of Tock. If we are not in compliance with the covenants under the Credit Agreement or we otherwise experience an event of default, the lenders would be entitled to take various actions, including acceleration of amounts due under the Credit Agreement. As of December 31, 2022 and 2021, the Company was in compliance with all applicable covenants, including the Financial Covenant.
The obligations under the Credit Agreement are guaranteed by our wholly-owned domestic subsidiaries and are secured by substantially all of the assets of the guarantors, subject to certain exceptions.
Total interest expense related to our indebtedness was $18.2 million and $11.1 million for the years ended December 31, 2022 and 2021, respectively.
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

	Years Ended December 31,
	2022	2021
Unique subscriptions (in thousands)	4,204	4,086
Total bookings (in thousands)	$906,056	$813,060
ARRR (in thousands)	$931,708	$835,194
ARPUS	$209.16	$202.54
Adjusted EBITDA (in thousands)	$147,499	$125,088
Unlevered free cash flow (in thousands)	$165,550	$122,387
GMV (in thousands)	$6,058,832	$5,781,681
Unique subscriptions.   Unique subscriptions represent the number of unique sites, standalone scheduling subscriptions, Unfold (social) subscriptions and hospitality subscriptions, as of the end of a period. A unique site represents a single subscription and/or group of related subscriptions, including a website subscription and/or a domain subscription, and other subscriptions related to a single website or domain. Every unique site contains at least one domain subscription or one website subscription. For instance, an active website subscription, a custom domain subscription and a Google Workspace subscription that represent services for a single website would count as one unique site, as all of these subscriptions work together and are in service of a single entity’s online presence. Unique subscriptions do not account for one-time purchases in Unfold or for hospitality services. The total number of unique subscriptions is a key indicator of the scale of our business and is a critical factor in our ability to increase our revenue base.
Unique subscriptions increased 0.1 million, or 2.9%, as of December 31, 2022 compared to the same period in 2021. These increases were primarily a result of the continued acquisition of new subscriptions and stable retention of existing subscriptions.
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
Total bookings increased $93.0 million, or 11.4%, for the year ended December 31, 2022 compared to the same period in 2021. These increases were primarily a result of an increase in our unique subscriptions, price increases across several of our website plans, as well as the growth of our hospitality services.
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
ARRR increased $96.5 million, or 11.6%, as of December 31, 2022 compared to the same period in 2021. This increase was primarily a result of an increase in unique subscriptions and an increase in our hospitality services.
Average revenue per unique subscription (“ARPUS”).   We calculate ARPUS as the total revenue during the preceding 12-month period divided by the average of the number of total unique subscriptions at the beginning and end of the period. We believe ARPUS is a useful metric in evaluating our ability to sell higher-value plans, add-on subscriptions, and hospitality services.
ARPUS increased $6.62, or 3.3%, as of December 31, 2022 compared to the same period in 2021. The increase was primarily due to increased prices and an increased mix of higher tiered plans across our website subscriptions, the continued growth of our commerce offerings and attached products, as well as the addition and subsequent growth of our hospitality services.
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

	Years Ended December 31,
($ in thousands)	2022	2021
Net loss	$(252,221)	$(249,149)
Interest expense	18,207	11,081
Provision for income taxes	27,230	3,825
Depreciation and amortization	31,617	32,720
Stock-based compensation expense	102,533	307,924
Other income, net	(5,030)	(6,631)
Impairment charge	225,163	—
Direct listing costs	—	25,318
Adjusted EBITDA	$147,499	$125,088
Adjusted EBITDA increased $22.4 million, or 17.9%, for the year ended December 31, 2022 compared to the same period in 2021. The increase is primarily due to increases in revenue and a reduction in marketing and sales spend, partially offset by an increase in cash-based payroll and associated benefits related to increases in headcount in research and product development and the addition of hospitality services.
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

	Years Ended December 31,
($ in thousands)	2022	2021
Cash flows from operating activities	$164,219	$123,157
Cash paid of capital expenditures	(11,543)	(11,021)
Free cash flow	$152,676	$112,136
Cash paid for interest, net of the associated tax benefit	12,874	10,251
Unlevered free cash flow	$165,550	$122,387
Unlevered free cash flow increased $43.2 million, or 35.3%, for the year ended December 31, 2022 compared to the same period in 2021. The increase was primarily driven by a reduction in spend related to costs associated with the Direct Listing and advertising costs, partially offset by increased spend in research and development in support of our product development roadmap.
Gross Merchandise Value.   GMV represents the value of physical goods, content and time sold, including hospitality services, net of refunds, on our platform over a given period of time. GMV processed on our platform increased $0.3 billion, or 4.8%, for the year ended December 31, 2022 compared to the same period in 2021. This increase was primarily due to GMV related to our hospitality services as well as our scheduling product.
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
Revenue recognition
We primarily derive revenue from monthly and annual subscriptions. Revenue is also derived from non-subscription services including fixed percentages or fixed-fees earned on revenue share arrangements with third-parties and on sales made through our customers’ websites.

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
Revenue associated with non-subscription offerings is primarily recognized at a point in time. Included in non-subscription revenue are revenue share arrangements with payment processors and third-party business applications (together “Commerce Partners”). Consideration received from Commerce Partners is recognized at a point in time as we are acting as an agent and facilitating the sale of products between our customers and third-parties. We also earn transaction fee revenue based on a fixed-fee for GMV processed on our business plans and for certain hospitality offerings. In addition, non-subscription revenue includes processing fees earned in exchange for use of certain hospitality services. These transaction and processing fee revenues are recognized at a point in time, when the sale has been completed.
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
While we generate the majority of our revenue in U.S. dollars, a portion of our revenue is denominated in Euros. For the year ended December 31, 2022, 71.8% of our revenue was denominated in U.S. dollars and 69.4% for the same period in 2021. For the year ended December 31, 2022, 28.2% of our revenue was denominated in Euros and 30.6% for the same period in 2021. As we expand globally, we will be further exposed to fluctuations in currency exchange rates.
In addition, the assets and liabilities of our international subsidiaries are denominated in the local currencies of the subsidiaries. Accordingly, assets and liabilities of these subsidiaries are translated into U.S. dollars at exchange rates in effect on the applicable balance sheet date. Income and expense items are translated at average exchange rates for the applicable period. As a result, our results of operations will be impacted by any increase or decrease in the value of the foreign currencies relative to the U.S. dollar. Transaction gains/(losses) for the years ended December 31, 2022 and 2021 were $3.3 million and $6.4 million, respectively.
We currently do not hedge foreign currency exposure. We may in the future hedge our foreign currency exposure and may use currency forward contracts, currency options or other common derivative financial instruments to reduce foreign currency risk. It is difficult to predict the effect that future hedging activities would have on our operating results.
Interest rate sensitivity
We had cash equivalents and marketable securities totaling $114.3 million as of December 31, 2022. Our cash equivalents are held for working capital purposes. Our investments in marketable securities are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes. Our cash equivalents and our portfolio of marketable securities are subject to market risk due to changes in interest rates. Fixed rate securities may have their market value adversely affected due to a rise in interest rates. Our future investment income may fall short of our expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates.
Borrowings under the Credit Agreement are subject to an interest rate equal to, at our option, LIBOR or ABR, in either case, plus an applicable margin. Based on the outstanding balance of the Credit Agreement as of December 31, 2022, for every 100 basis point increase in LIBOR or ABR, we would incur approximately $5.2 million of additional annual interest expense. We currently do not hedge interest rate exposure. We may in the future hedge our interest rate exposure and may use swaps, caps, collars, structured collars or other common derivative financial instruments to reduce interest rate risk. It is difficult to predict the effect that future hedging activities would have on our operating results.
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

Item 8. Financial Statements and Supplementary Data

SQUARESPACE, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm (PCAOB ID: 42)	56
Consolidated Balance Sheets as of December 31, 2022 and 2021	57
Consolidated Statements of Operations for the Fiscal Years Ended December 31, 2022, 2021 and 2020	58
Consolidated Statements of Comprehensive (Loss)/Income for the Fiscal Years Ended December 31, 2022, 2021 and 2020	59
Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Deficit for the Fiscal Years Ended December 31, 2022, 2021 and 2020	60
Consolidated Statements of Cash Flows for the Fiscal Years Ended December 31, 2022, 2021 and 2020	61
Notes to Consolidated Financial Statements	62

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Squarespace, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Squarespace, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive (loss)/income, changes in redeemable convertible preferred stock and stockholders' deficit and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

Adoption of ASU No. 2016-02
As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases in 2022 due to the adoption of ASU No. 2016-02, Leases (Topic 842), and the related amendments.

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
New York, New York
March 9, 2023

SQUARESPACE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share amounts)

	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$197,037	$203,247
Restricted cash	35,583	30,433
Investment in marketable securities	31,757	31,456
Accounts receivable	10,748	7,969
Due from vendors	4,442	1,828
Prepaid expenses and other current assets	48,326	67,099
Total current assets	327,893	342,032
Property and equipment, net	51,633	52,839
Operating lease right-of-use assets	86,824	—
Goodwill	210,438	435,601
Intangible assets, net	42,808	60,138
Other assets	10,921	8,939
Total assets	$730,517	$899,549
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Deficit
Current liabilities:
Accounts payable	$12,987	$26,533
Accrued liabilities	64,360	60,861
Deferred revenue	269,689	233,999
Funds payable to customers	38,845	30,137
Debt, current portion	40,758	13,586
Deferred rent and lease incentives, current portion	—	2,095
Operating lease liabilities, current portion	11,514	—
Total current liabilities	438,153	367,211
Deferred income taxes, non-current portion	788	—
Debt, non-current portion	473,167	513,047
Deferred rent and lease incentives, non-current portion	—	32,348
Operating lease liabilities, non-current portion	110,169	—
Other liabilities	11,231	422
Total liabilities	1,033,508	913,028
Commitments and contingencies (see Note 13)
Redeemable convertible preferred stock, par value of $0.0001; zero shares authorized as of December 31, 2022 and 2021, respectively; zero shares issued and outstanding as of December 31, 2022 and 2021, respectively	—	—
Preferred stock, par value of $0.0001; 100,000,000 shares authorized as of December 31, 2022 and 2021, respectively; zero shares issued and outstanding as of December 31, 2022 and 2021, respectively	—	—
Stockholders’ deficit:
Class A common stock, par value of $0.0001; 1,000,000,000 shares authorized as of December 31, 2022 and 2021, respectively; 87,754,534 and 90,826,625 shares issued and outstanding as of December 31, 2022 and 2021, respectively	8	9
Class B common stock, par value of $0.0001; 100,000,000 shares authorized as of December 31, 2022 and 2021, respectively; 47,844,755 and 48,344,755 shares issued and outstanding as of December 31, 2022 and 2021, respectively	5	5
Class C common stock (authorized March 15, 2021), par value of $0.0001; zero shares authorized as of December 31, 2022 and 2021, respectively; zero shares issued and outstanding as of December 31, 2022 and 2021, respectively	—	—
Class C common stock (authorized May 10, 2021), par value of $0.0001; 1,000,000,000 shares authorized as of December 31, 2022 and 2021, respectively; zero shares issued and outstanding as of December 31, 2022 and 2021, respectively	—	—
Additional paid in capital	875,737	911,570
Accumulated other comprehensive loss	(1,665)	(208)
Accumulated deficit	(1,177,076)	(924,855)
Total stockholders’ deficit	(302,991)	(13,479)
Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$730,517	$899,549
The accompanying notes are an integral part of these financial statements.

SQUARESPACE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except shares and per share amounts)

	Years Ended December 31,
	2022	2021	2020
Revenue	$866,972	$784,038	$621,149
Cost of revenue	152,655	126,631	98,337
Gross profit	714,317	657,407	522,812
Operating expenses:
Research and product development	227,297	190,371	167,906
Marketing and sales	322,051	339,965	260,039
General and administrative	151,620	367,945	54,647
Impairment charge	225,163	—	—
Total operating expenses	926,131	898,281	482,592
Operating (loss)/income	(211,814)	(240,874)	40,220
Interest expense	(18,207)	(11,081)	(10,043)
Other income/(loss), net	5,030	6,631	(7,678)
Loss/income before (provision for)/benefit from income taxes	(224,991)	(245,324)	22,499
(Provision for)/benefit from income taxes	(27,230)	(3,825)	8,089
Net (loss)/income	$(252,221)	$(249,149)	$30,588
Less: accretion of redeemable convertible preferred stock to redemption value	—	(969)	(4,844)
Less: declared dividends to preferred shareholders	—	—	(278,454)
Net loss attributable to Class A, Class B, Class C common stockholders, basic and dilutive	(252,221)	(250,118)	(252,710)

Net loss per share attributable to Class A, Class B and Class C common stockholders, basic and dilutive	$(1.82)	$(2.60)	$(14.10)
Weighted-average shares used in computing net loss per share attributable to Class A, Class B and Class C stockholders, basic and dilutive	138,409,491	96,234,381	17,917,236
The accompanying notes are an integral part of these financial statements.

SQUARESPACE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)/INCOME
(in thousands)

	Years Ended December 31,
	2022	2021	2020
Net (loss)/income	$(252,221)	$(249,149)	$30,588
Other comprehensive (loss)/income:
Foreign currency translation adjustment	(1,279)	(2,511)	2,528
Unrealized (loss)/gain on marketable securities, net of income taxes	(178)	(152)	35
Total other comprehensive (loss)/income	(1,457)	(2,663)	2,563
Total comprehensive (loss)/income	$(253,678)	$(251,812)	$33,151
The accompanying notes are an integral part of these financial statements.

SQUARESPACE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE
PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
(in thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive (Loss)/Income	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2019	104,446,332	$126,546	8,185,625	$1	13,470,755	$1	—	$—	$1,196	$(108)	$(378,182)	$(377,092)
Stock-based compensation	—	—	—	—	—	—	—	—	31,417	—	—	31,417
Stock option exercises	—	—	—	—	897,777	—	—	—	1,435	—	—	1,435
Vested RSUs converted to common shares	—	—	1,366,242	—	—	—	—	—	—	—	—	—
Repurchase of Class A common stock for tax withholdings upon vesting of RSUs	—	—	(648,097)	—	—	—	—	—	(20,161)	—	—	(20,161)
Accretion of redeemable convertible preferred stock	—	4,844	—	—	—	—	—	—	(4,844)	—	—	(4,844)
Dividend declared	—	—	—	—	—	—	—	—	—	—	(328,112)	(328,112)
Net income	—	—	—	—	—	—	—	—	—	—	30,588	30,588
Total impact on comprehensive income, net of taxes	—	—	—	—	—	—	—	—	—	2,563	—	2,563
Balance at December 31, 2020	104,446,332	$131,390	8,903,770	$1	14,368,532	$1	—	$—	$9,043	$2,455	$(675,706)	$(664,206)
Stock-based compensation	—	—	—	—	—	—	—	—	308,304	—	—	308,304
Stock option exercises	—	—	1,551,185	—	1,775,171	—	—	—	4,760	—	—	4,760
Vested RSUs converted to common shares	—	—	1,661,752	—	—	—	—	—	—	—	—	—
Repurchase of Class A common stock for tax withholdings upon vesting of RSUs	—	—	(737,715)	—	—	—	—	—	(34,503)	—	—	(34,503)
Conversion of convertible preferred stock to Class A and Class B common stock in connection with the direct listing	(104,446,332)	(132,359)	54,862,435	6	49,583,897	5	—	—	132,348	—	—	132,359
Conversion of Class B common stock to Class A common stock in connection with the direct listing	—	—	17,382,845	1	(17,382,845)	(1)	—	—	—	—	—	—
Conversion of Class C common stock to Class A common stock in connection with the direct listing	—	—	7,202,353	1	—	—	(7,202,353)	(1)	—	—	—	—
Issuance of Class C common stock, net of issuance costs	—	—	—	—	—	—	4,452,023	—	304,409	—	—	304,409
Issuance of Class C common stock for acquisition	—	—	—	—	—	—	2,750,330	1	188,178	—	—	188,179
Accretion of redeemable convertible preferred stock	—	969	—	—	—	—	—	—	(969)	—	—	(969)
Net loss	—	—	—	—	—	—	—	—	—	—	(249,149)	(249,149)
Total other comprehensive loss, net of taxes	—	—	—	—	—	—	—	—	—	(2,663)	—	(2,663)
Balance at December 31, 2021	—	$—	90,826,625	$9	48,344,755	$5	—	$—	$911,570	$(208)	$(924,855)	$(13,479)
Stock-based compensation	—	—	—	—	—	—	—	—	103,513	—	—	103,513
Stock option exercises	—	—	674,773	—	—	—	—	—	2,251	—	—	2,251
Vested RSUs converted to common shares	—	—	2,209,501	—	—	—	—	—	—	—	—	—
Repurchase of Class A common stock for tax withholdings upon vesting of RSUs	—	—	(925,179)	—	—	—	—	—	(21,404)	—	—	(21,404)
Repurchase and retirement of Class A common stock	—	—	(5,531,186)	(1)	—	—	—	—	(120,193)	—	—	(120,194)
Conversion of Class B common stock to Class A common stock	—	—	500,000	—	(500,000)	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	(252,221)	(252,221)
Total other comprehensive loss, net of taxes	—	—	—	—	—	—	—	—	—	(1,457)	—	(1,457)
Balance at December 31, 2022	—	$—	87,754,534	$8	47,844,755	$5	—	$—	$875,737	$(1,665)	$(1,177,076)	$(302,991)
The accompanying notes are an integral part of these financial statements.

SQUARESPACE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2022	2021	2020
OPERATING ACTIVITIES:
Net (loss)/income	$(252,221)	$(249,149)	$30,588
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation and amortization	31,617	32,720	21,703
Stock-based compensation	102,533	307,924	31,254
Impairment charge	225,163	—	—
Deferred income taxes	788	3,196	(4,852)
Non-cash lease expense	2,227	—	—
Other	832	1,181	2,437
Changes in operating assets and liabilities:
Accounts receivable and due from vendors	(5,461)	712	(2,936)
Prepaid expenses and other current assets	3,699	(35,423)	8,659
Accounts payable and accrued liabilities	(2,215)	14,525	27,115
Deferred revenue	39,464	29,364	40,104
Funds payable to customers	8,707	10,726	—
Other operating assets and liabilities	9,086	7,381	(4,042)
Net cash provided by operating activities	164,219	123,157	150,030
INVESTING ACTIVITIES:
Proceeds from the sale and maturities of marketable securities	27,193	34,155	148,762
Purchases of marketable securities	(27,681)	(28,694)	(109,966)
Purchase of property and equipment	(11,543)	(11,021)	(4,712)
Cash paid for acquisitions, net of acquired cash	—	(202,170)	—
Other	—	—	178
Net cash (used in)/provided by investing activities	(12,031)	(207,730)	34,262
FINANCING ACTIVITIES:
Borrowings on term loan	—	—	197,325
Principal payments on debt	(13,586)	(13,586)	(6,563)
Payments for repurchase and retirement of Class A common stock	(120,193)	—	—
Contingent consideration paid for acquisition	—	—	(15,000)
Taxes paid related to net share settlement of equity awards	(21,268)	(34,503)	(20,161)
Proceeds from exercise of stock options	2,211	4,760	1,435
Proceeds from issuance of Class C (authorized on March 15, 2021) common stock, net of issuance costs	—	304,409	—
Dividends paid	—	(367)	(327,745)
Net cash (used in)/provided by financing activities	(152,836)	260,713	(170,709)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(412)	(351)	659
Net (decrease)/increase in cash, cash equivalents and restricted cash	(1,060)	175,789	14,242
Cash, cash equivalents and restricted cash at the beginning of the period	233,680	57,891	43,649
Cash, cash equivalents and restricted cash at the end of the period	$232,620	$233,680	$57,891

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$197,037	$203,247	$57,891
Restricted cash	35,583	30,433	—
Cash, cash equivalents and restricted cash at the end of the period	$232,620	$233,680	$57,891

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
Cash paid during the year for interest	$17,088	$10,251	$9,429
Cash paid during the year for income taxes, net of refunds	$10,664	$1,929	$6,580

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Purchases of property and equipment included in accounts payable and accrued liabilities	$1,784	$1,994	$104
Purchases of property and equipment included in prepaid expenses and other current assets	$3,329	$3,463	$—
Dividends declared included in accrued liabilities	$—	$—	$367
Accrued taxes on equity tax withholdings	$176	$—	$—
Non-cash leasehold improvements	$(5,864)	$—	$—
Capitalized stock-based compensation	$980	$380	$163
Issuance of Class C (authorized on March 15, 2021) common stock for acquisition	$—	$188,179	$—
The accompanying notes are an integral part of these financial statements.

SQUARESPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except shares and per share amounts)
1
1.    Description of Business
Squarespace, Inc., and its subsidiaries, (the “Company”) is a leading all-in-one platform for businesses and independent creators to build online presence, grow their brands and manage their businesses across the internet. The Company offers websites, domains, e-commerce, tools for managing a social media presence, marketing tools, scheduling and hospitality services. The Company is headquartered in New York, NY, with additional offices operating in Chicago, IL, Dublin, Ireland, and Aveiro, Portugal.
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
Direct Listing
On May 19, 2021, the Company completed a direct listing of its Class A common stock (the “Direct Listing”) on the NYSE. The Company incurred fees related to financial advisory service, audit, and legal expenses in connection with the Direct Listing and recorded general and administrative expenses of $25,318 for the year ended December 31, 2021.
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
Functional Currency
As of December 31, 2022, the Company had six international subsidiaries. The Company wholly owns Squarespace Ireland Limited ("Limited"), based in Ireland, which is the parent of the Company’s additional international subsidiaries. The functional currency of the Company’s international subsidiaries is their local currency. Assets and liabilities of Limited are translated into U.S. dollars at exchange rates in effect on the balance sheet date. Retained earnings and other equity items are translated at historical rates, and revenue and expense items are translated at weighted average exchange rates for the period. The resulting translation adjustments are recorded as a component of accumulated other comprehensive loss in stockholders’ deficit with the majority of the adjustments derived from Limited. Foreign currency impact on the statement of cash flows is translated to U.S. dollars using average exchange rates for the period, which approximates the timing of cash flows. The Company reports the effect of exchange rate changes on cash, cash equivalents, and restricted cash balances held in foreign currencies as a separate item in the reconciliation of the changes in cash, cash equivalents, and

SQUARESPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except shares and per share amounts)
restricted cash during the period. Transactions denominated in currencies other than the functional currency are remeasured to the functional currency at the exchange rate on the transaction date. Monetary assets and liabilities denominated in currencies other than the functional currency are re-measured at period-end using the period-end exchange rate. Gains and losses resulting from remeasurement are recorded in other income/(loss), net in the consolidated statement of operations. Transaction gains/(losses) for the years ended December 31, 2022, 2021 and 2020 were $3,299, $6,356 and $(8,826), respectively.
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
Significant estimates include but are not limited to (i) the recognition and measurement of loss contingencies, and indirect tax liabilities; (ii) the inputs used in the valuation of acquired intangible assets; (iii) the inputs used in the quantitative assessment over goodwill impairment (iii) the grant date fair value of stock-based awards; (iv) the recognition, measurement and valuation of current and deferred income taxes; (v) existence of applicable indirect tax nexus in different jurisdictions and associated indirect tax liabilities; and (vi) the incremental borrowing rate for operating lease liabilities. The Company evaluates its assumptions and estimates on an ongoing basis and adjusts prospectively, if necessary.
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
During the quarter ended December 31, 2022, the Company revised its operating segments to reflect changes in the way the CODM manages and evaluates the business. As of December 31, 2022, the Company’s business operates in two operating segments which are aggregated into one reportable segment. Therefore, all required segment information can be found in the Consolidated Financial Statements. See “Note 9. Goodwill and Intangible Assets, Net” for further information.
As of December 31, 2022 and 2021, the Company did not have material long-lived assets located outside of the United States.
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
As of December 31, 2022 and 2021, no single customer accounted for more than 10% of the Company’s accounts receivable. Additionally, no single customer accounted for more than 10% of the Company’s revenue during the years ended December 31, 2022, 2021 and 2020.
The Company is also subject to foreign currency risks that arise from normal business operations. Foreign currency risks include the translation of local currency and intercompany balances established in local customer currencies sold through the Company’s international subsidiaries.
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

SQUARESPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except shares and per share amounts)
Restricted Cash and Payment Processing Transactions
As a result of the acquisition of Tock, the Company processes certain payments and holds funds on behalf of its restaurant customers consisting of diner prepayments for restaurant reservations as well as to-go orders. While the Company does not have any contractual obligation to hold such cash as restricted, the diner prepayments and associated sales tax are included in restricted cash in the consolidated balance sheets as of December 31, 2022 and 2021.
In addition, the Company recognizes the liability due to restaurant customers in funds payable to customers and the associated sales tax payable in accrued liabilities in the consolidated balance sheets as of December 31, 2022 and 2021. Funds are remitted to the restaurant customers based on the stipulated contract terms. In addition to restricted cash held on behalf of restaurant customers, the Company recognizes in-transit receivables from certain third-party vendors which assist in processing and settling payment transactions due to a clearing period before the related cash is received or settled. In-transit receivables are included in due from vendors in the consolidated balance sheets as of December 31, 2022 and 2021.
The following table represents the assets and liabilities related to payment processing transactions:

	December 31, 2022	December 31, 2021
Restricted cash	$35,583	$30,433
Due from vendors	4,442	1,828
Total payment processing assets	40,025	32,261
Funds payable to customers	(38,845)	(30,137)
Sales tax payable	(1,180)	(2,124)
Total payment processing liabilities	(40,025)	(32,261)
Total payment processing transactions, net	$—	$—
See “Note 4. Acquisitions” for further information on the acquisition of Tock.
Investment in Marketable Securities
The Company classifies its investment in marketable securities as available for sale securities which are stated at fair value, as determined by quoted market prices. Unrealized gains and losses are reported in accumulated other comprehensive loss. Unrealized losses are evaluated for impairment and those considered other than temporarily impaired are recorded as a charge to other income/(loss), net in the consolidated statements of operations. Subsequent gains or losses realized upon redemption or sale of these securities in excess or below their adjusted cost basis are also recorded as other income/(loss), net in the consolidated statements of operations. The cost of securities sold is based upon the specific identification method.
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
See “Note 6. Fair Value of Financial Instruments” for further information.
Accounts Receivable
Accounts receivable consists of receivables from third-party credit card processors and other trade receivables. Accounts receivable are recorded at the invoiced amount and do not bear interest. There was no allowance for doubtful accounts as of December 31, 2022 and 2021.
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
See “Note 8. Property and Equipment” for information on impairment losses recorded on property and equipment, net during the year ended December 31, 2022.
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
The determination of the acquisition date fair value of tangible and intangible assets acquired requires considerable judgment and is sensitive to changes in underlying assumptions. During the measurement period, which will not exceed one year from closing, the Company will continue to obtain information to assist in finalizing the acquisition date fair values. Any qualifying changes to preliminary estimates will be recorded as adjustments to the respective assets and liabilities, with any residual amounts allocated to goodwill. Transaction costs are expensed as incurred.

SQUARESPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except shares and per share amounts)
Goodwill
Goodwill represents the excess of the purchase price over the estimated fair value of net tangible and identifiable intangible assets acquired in business combinations. The recognition of goodwill represents the strategic and synergistic benefits the Company expects to realize from acquisitions. Goodwill is not amortized to earnings, rather, assessed for impairment annually during the fourth quarter for its reporting units. The Company also performs an assessment at other times if events or changes in circumstances indicate the carrying value of the assets may not be recoverable.
In conducting the annual impairment test, the Company first reviews qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If factors indicate that the fair value of the reporting unit is less than its carrying amount, a quantitative assessment is performed and the fair value of the reporting unit is estimated using a combination of a discounted cash flow methodology and the market valuation approach using publicly traded multiples in similar businesses. This analysis requires significant judgments and estimates, including estimation of future cash flows based on internally developed forecasts, long-term growth rates for the business and the determination of the weighted-average cost of capital adjusted for the reporting unit being tested. If the carrying value of the reporting unit continues to exceed its fair value, the implied fair value of the reporting unit’s goodwill is calculated and an impairment loss equal to the excess is recorded.
During the quarter ended December 31, 2022, based on the Company’s change in its internal reporting structure, the Company reassessed its reporting unit determination. The Company performed its annual impairment test on the recoverability of its goodwill for each of its two reporting units, and as a result, recognized an impairment charge of $225,163 for the year ended December 31, 2022. The Company’s analyses did not indicate impairment of goodwill during the years ended December 31, 2021 and 2020. See “Note 9. Goodwill and Intangible Assets, Net” for further information.
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
There were no additional material impairments of long-lived assets recorded during the years ended December 31, 2021 and 2020 except for those described herein.
Leases
ASC Topic 842, Leases
The Company adopted ASC Topic 842, Leases ("ASC Topic 842"), as of January 1, 2022. The Company determines if an arrangement is or contains a lease at inception by assessing whether the arrangement conveys the right to control the use of an identified asset. The Company classifies, measures and recognizes a lease liability on the lease commencement date based on the present value of lease payments over the remaining lease term. As of December 31, 2022, the Company's leases are classified as operating leases. The Company uses an estimated incremental borrowing rate based on information available at the lease commencement date in determining the present value of future payments as the rate implicit in the lease is not generally known. The incremental borrowing rate is based on the rate of interest the Company would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Operating right-of-use assets related to operating lease liabilities equal the amount of the initial measurement of the lease liability adjusted for any initial direct costs, prepaid rent and lease incentives received. Lease terms that are used in determining operating lease liabilities at lease inception may include options to extend or terminate the leases and when it is reasonably certain that the Company will exercise such options. Operating lease expense is recorded on a straight-line basis over the lease term. The straight-line expense is allocated within the consolidated statements of operations based on departmental employee headcount. Variable lease costs are recognized as incurred and allocated within the consolidated statements of operations based on departmental employee headcount. The Company has applied practical

SQUARESPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except shares and per share amounts)
expedients for lease agreements with lease and non-lease components, and in such cases, accounts for the components as a single lease component. The Company has also elected not to recognize operating right-of-use assets and operating lease liabilities for any lease with an original lease term of less than one year.
Operating lease right-of-use assets are included in non-current assets on the consolidated balance sheets for the entire lease term. The Company includes the portion of the total lease payments, net of implicit interest, that are due in the next 12 months in current liabilities and the remaining portion in non-current liabilities on the consolidated balance sheets. The difference between straight-line lease expense and the cash paid for leases is included as non-cash lease expense in the adjustments to reconcile net loss to net cash provided by operating activities on the consolidated statements of cash flows.
Operating sublease income is recognized on a straight-line basis over the sublease term and is allocated within the consolidated statements of operations based on departmental employee headcount.
See “Note 14. Leases” for further information on impairment losses on leases recorded during the year ended December 31, 2022.
ASC Topic 840, Leases
Prior to the adoption of ASC Topic 842, the Company categorized leases at their inception as either operating or capital leases in accordance with ASC Topic 840, Leases. In the ordinary course of business, the Company enters into long term operating leases for office space. The Company’s headquarters is located in New York, NY. As of December 31, 2021, the Company also had office leases in Portland, OR, Los Angeles, CA, Chicago, IL, and Dublin, Ireland, all of which included varying commencement and expiration dates. The Company recognized rent expense on a straight-line basis over the lease period and accrued for rent expense as incurred, but not paid. Any related lease incentives were recorded as a reduction in rent expense on a straight-line basis over the lease term. The Company classified deferred rent and lease incentives as current based on the rent expense that would have been recognized during the succeeding twelve-month period from the balance sheet date. All other deferred rent and lease incentives were recorded as non-current in the consolidated balance sheets. The Company recognized any sublease rental income on a straight-line basis as an offset to rent expense.
Revenue Recognition
The Company primarily derives revenue from annual and monthly subscriptions. Revenue is also derived from non-subscription services, including fixed percentages or fixed-fees earned on revenue share arrangements with third-parties and on sales made through the Company’s customers’ sites.
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
Revenue associated with non-subscription offerings is primarily recognized at a point in time. Included in non-subscription revenue are revenue share arrangements with third-party payment processors and business applications (together “Commerce Partners”). Consideration received from reseller arrangements with its Commerce Partners is recognized at a point in time as the Company is acting as an agent and facilitating the sale of products between its customers and third-parties. The Company also earns transaction fee revenue based on a fixed-fee of gross merchandise value (“GMV”) processed on the Company’s Business plan and for certain hospitality offerings. GMV represents the total dollar value of orders processed through the Company’s platform in the period, net of refunds and fraudulent orders. In addition, non-subscription revenue includes processing fees earned in exchange for use of certain hospitality services. These transaction and processing fee revenues are recognized at a point in time, when the sale has been completed.
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
Commerce
Commerce revenue primarily consists of fixed-fee subscriptions to the Company’s plans that offer all the features of presence plans as well as additional features that support end to end commerce transactions, currently branded “Basic” and “Advanced” plans. Commerce revenue also includes fixed-fee subscriptions to a number of other tools that support running an online business such as marketing, member areas, scheduling and hospitality tools. Non-subscription revenue is derived from fixed-fees earned on revenue share arrangements with commerce partners as well as fixed transaction fees earned on GMV processed through Business plan sites and certain hospitality offerings. Commerce revenue also includes payment processing fees received for use of the Company’s hospitality services.
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
Referral fees and sales commissions are deferred and amortized on a straight-line basis over the future benefit period of approximately two to four years and are included within marketing and sales in the consolidated statements of operations. App fees are also deferred and amortized on a straight-line basis over the future benefit of approximately one year and are included within cost of revenue in the consolidated statements of operations. The period of benefit was estimated by considering factors such as historical customer attrition rates, the useful life of the Company’s technology, and the impact of competition in its industry. No referral fees and sales commissions are paid to third-parties for renewals.
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
Marketing and Sales
Marketing and sales expenses include costs related to advertisements used to drive customer acquisition, employee-related expenses related to the Company’s brand, customer acquisition and creative assets, affiliate fees on customer referrals, sales commissions and allocated shared costs. Allocated shared costs include customer support costs related to assistance provided by our customer service team to customers during their trial periods on our platform. Employee-related expenses consist of salaries, taxes, benefits, and stock-based compensation.
Depending on the nature of the advertising, costs are expensed at the time a commercial initially airs, when a promotion first appears in the media or as incurred. Affiliate fees on customer referrals are deferred and recognized ratably over the expected period of the Company’s relationship with the new customer. In addition, the Company capitalizes sales commissions paid to internal sales personnel relating to obtaining customer contracts for hospitality services. The Company’s advertising costs for the years ended December 31, 2022, 2021 and 2020 were $241,904, $274,919 and $220,152, respectively.
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
As of December 31, 2022, all classes of the Company’s Class C common stock are not available for issuance as stock-based compensation.
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
Income Taxes
The Company accounts for income taxes under the asset and liability method, and deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying values of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The Company recognizes deferred tax assets to the extent it believes these assets are more likely than not to be realized. In making such a determination, the Company considers all positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent results of operations. A valuation allowance is provided if it is determined that it is more likely than not that the deferred tax asset will not be realized.
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
Effective December 1, 2018, the Company became subject to a U.S. tax requirement that certain income earned by foreign subsidiaries, referred to as Global Intangible Low-Taxed Income (“GILTI”), must be included in the gross income of the subsidiary’s U.S. shareholder. Accounting principles generally accepted in the U.S. provide for an accounting policy election of either recognizing deferred taxes for temporary differences expected to reverse as GILTI in future years or

SQUARESPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except shares and per share amounts)
recognizing such taxes as a current period expense when incurred. The Company elected to treat GILTI as a current period expense when incurred.
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
Accounting Pronouncements Recently Adopted
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). This standard requires lessees to recognize a right-of-use

SQUARESPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except shares and per share amounts)
asset and a lease liability for operating leases initially measured at the present value of the lease payments in its consolidated balance sheet. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. In July 2018, the FASB issued ASU 2018-10, Leases (Topic 842): Codification Improvements (“ASU 2018-10”) and ASU 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”), to provide additional guidance for the adoption of ASU 2016-02. ASU 2018-10 clarifies certain provisions and corrects unintended applications of the guidance. ASU 2018-11 provides an alternative transition method which allows entities the option to present all prior periods under previous lease accounting guidance while recognizing the cumulative effect of applying the new standard as an adjustment to the opening balance of retained earnings in the year of adoption. In June 2020, the FASB issued ASU No. 2020-05, Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842): Deferral of the Effective Date, which requires nonpublic companies to adopt the provisions of ASU 2016-02 for fiscal years beginning after December 15, 2021, and for interim periods in fiscal years beginning after December 15, 2022. The Company adopted this standard as of January 1, 2022 using the modified retrospective approach. Pursuant to the practical expedients, the Company has elected not to reassess: (i) whether expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases, or, (iii) initial direct costs for any existing leases. The Company recognized $100,998 of operating lease right-of-use assets and $127,009 of operating lease liabilities on its consolidated balance sheets as of January 1, 2022 with the difference being primarily adjustments for deferred rent and remaining lease incentive balances. The adoption of this standard did not have a material impact on the Company’s consolidated statements of operations. See "Note 14. Leases" for further information.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This standard requires entities to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. It also modifies the impairment model for available-for-sale debt securities and provides a simplified accounting model for purchased financial assets with credit deterioration since their origination. In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments — Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) —  Effective Dates, which requires nonpublic companies to adopt the provisions of ASU 2016-13 for fiscal years and interim periods in fiscal years beginning after December 15, 2022. The Company early adopted this standard as of January 1, 2022. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.
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
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This standard will simplify the accounting for income taxes by removing certain exceptions to the general principles in ASC Topic 740, Income Taxes (“ASC 740”). The amendments also improve consistent application of and simplify GAAP for other areas of ASC 740 by clarifying and amending existing guidance. This standard is effective for nonpublic entities for annual reporting periods beginning after December 15, 2021 and interim periods in annual reporting periods beginning after December 15, 2022 with early adoption permitted. The Company adopted this standard as of January 1, 2022. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.
In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. This standard defers the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. ASU No. 2022-06 is effective upon issuance of this update for all entities that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The Company adopted this standard as of December 31, 2022 and will continue to assess the impact of this standard in its consolidated financial statements as the Company determines the timing of transitioning prior to December 31, 2024.

SQUARESPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except shares and per share amounts)
Accounting Pronouncements Pending Adoption
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers ("ASC 2021-08"). This standard requires that an entity recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC Topic 606, Revenue from Contracts with Customers, as if the acquirer had originated the contracts. ASU 2021-08 is effective for fiscal years and interim periods in those years beginning after December 15, 2022 for nonpublic entities with early adoption permitted. The Company has adopted this standard as of January 1, 2023, however, as the Company has not completed any acquisitions subsequent to the date of adoption, the adoption of this standard did not have a material impact on the Company’s consolidated financial statements.
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

	Year Ended December 31, 2022
	Presence	Commerce	Total
Subscription revenue
Transferred over time	$581,427	$198,297	$779,724
Transferred at a point in time	13,670	—	13,670
Non-subscription revenue
Transferred over time	1,857	3,596	5,453
Transferred at a point in time	346	67,779	68,125
Total revenue	$597,300	$269,672	$866,972

	Year Ended December 31, 2021
	Presence	Commerce	Total
Subscription revenue
Transferred over time	$539,767	$170,308	$710,075
Transferred at a point in time	11,972	—	11,972
Non-subscription revenue
Transferred over time	2,008	2,570	4,578
Transferred at a point in time	776	56,637	57,413
Total revenue	$554,523	$229,515	$784,038

	Year Ended December 31, 2020
	Presence	Commerce	Total
Subscription revenue
Transferred over time	$466,321	$110,988	$577,309
Transferred at a point in time	8,700	—	8,700
Non-subscription revenue
Transferred over time	1,430	208	1,638
Transferred at a point in time	1,380	32,122	33,502
Total revenue	$477,831	$143,318	$621,149

SQUARESPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except shares and per share amounts)
Revenue by Geography
Revenue by geography is based on the customer’s self-reported country identifier or, if not available, the billing address or IP address, and was as follows:

	Years Ended December 31,
	2022	2021	2020
United States	$622,796	$544,500	$430,118
International	244,176	239,538	191,031
Total revenue	$866,972	$784,038	$621,149
Currently no individual country contributes greater than 10% of total international revenue.
Deferred Revenue
The deferred revenue balance as of December 31, 2022 and 2021 represents the Company’s aggregate remaining performance obligations that are expected to be recognized as revenue in subsequent periods. Generally, the Company’s contracts are for one year or less and the value for contracts with terms greater than one year is not material. The change in deferred revenue primarily reflects cash payments received during the period for which the performance obligation was not satisfied prior to the end of the period partially offset by $233,999, $210,371 and $164,428 of revenues recognized during the years ended December 31, 2022, 2021 and 2020, respectively.
Capitalized Contract Costs
Assets capitalized related to contract costs consisted of the following:

	December 31, 2022	December 31, 2021
Capitalized referral fees, current	$6,368	$4,813
Capitalized referral fees, non-current	8,168	7,713
Capitalized app fees, current	971	1,202
Sales commissions, current	479	221
Sales commissions, non-current	159	131
Total capitalized contract costs	$16,145	$14,080
Amortization of capitalized contract costs was $10,674, $8,556 and $5,637 for the years ended December 31, 2022, 2021 and 2020, respectively, and were included in marketing and sales in the consolidated statements of operations.
There were no impairment charges recognized related to capitalized contract costs for the years ended December 31, 2022, 2021 and 2020.
Obligations for Returns, Refunds and Other Similar Obligations
The Company did not have any material change in revenue recognition from a previous period due to refunds, change in transaction price or other consideration variables. As of December 31, 2022 and 2021, obligations for refunds were $400 and $506, respectively, and were included in accrued liabilities in the consolidated balance sheets.
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
The Company did not acquire any businesses during the year ended December 31, 2022 or December 31, 2020.
See “Note 9. Goodwill and Intangible Assets, Net” for further information on the Company's goodwill and intangible assets.
5.    Investment in Marketable Securities
The following tables represent the amortized cost, gross unrealized gains and losses and fair market value of the Company’s available-for-sale (“AFS”) marketable securities:

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
Corporate bonds and commercial paper	$19,849	$—	$(74)	$19,775
Asset backed securities	2,219	1	(12)	2,208
U.S. treasuries	9,905	—	(131)	9,774
Total investment in marketable securities	$31,973	$1	$(217)	$31,757

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
Corporate bonds and commercial paper	$19,301	$—	$(14)	$19,287
Asset backed securities	6,190	2	—	6,192
U.S. treasuries	6,003	—	(26)	5,977
Total investment in marketable securities	$31,494	$2	$(40)	$31,456

SQUARESPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except shares and per share amounts)
The Company's gross unrealized losses and fair values for those investments that were in an unrealized loss position as of December 31, 2022 and 2021, aggregated by investment category and the length of time that individual securities have been in a continuous loss position were as follows:

	December 31, 2022
	Less than 12 months		12 months or Greater		Total
	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses
Corporate bonds and commercial paper	$14,768	$(25)	$5,007	$(49)	$19,775	$(74)
Asset backed securities	$2,208	$(12)	$—	$—	$2,208	$(12)
U.S. treasuries	$3,873	$(29)	$5,901	$(102)	$9,774	$(131)
Total investment in marketable securities	$20,849	$(66)	$10,908	$(151)	$31,757	$(217)

	December 31, 2021
	Less than 12 months		12 months or Greater		Total
	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses
Corporate bonds and commercial paper	$19,287	$(14)	$—	$—	$19,287	$(14)
Asset backed securities	$6,192	$—	$—	$—	$6,192	$—
U.S. treasuries	$5,977	$(26)	$—	$—	$5,977	$(26)
Total investment in marketable securities	$31,456	$(40)	$—	$—	$31,456	$(40)
The Company recognized unrealized losses of $178 and $152 with respect to its AFS securities during the years ended December 31, 2022 and 2021. The unrealized losses were due to changes in market rates and the Company has determined the losses are temporary in nature. These unrealized losses were classified in accumulated other comprehensive loss in the consolidated balance sheets as of December 31, 2022 and 2021.
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
The contractual maturities of the investments classified as marketable securities were as follows:

	December 31, 2022	December 31, 2021
Due within 1 year	$28,564	$19,248
Due in 1 year through 5 years	3,193	12,208
Total investment in marketable securities	$31,757	$31,456
Investment Income/(Expense)
Investment income consists of interest income and accretion income/amortization expense on the Company’s cash, cash equivalents and marketable securities, and is recorded in other income/(loss), net in the consolidated statements of operations. The components of investment income were as follows:

	Year Ended December 31,
	2022	2021	2020
Interest income	$1,632	$536	$1,373
Accretion income/(expense)	29	(277)	(278)
Total investment income	$1,661	$259	$1,095

SQUARESPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except shares and per share amounts)
6.    Fair Value of Financial Instruments
A summary of the Company’s investments in marketable securities (including, if applicable, those marketable securities classified as cash and cash equivalents) were as follows:

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$82,584	$—	$—	$82,584
Available-for-sale debt securities
Corporate bonds and commercial paper	—	19,775	—	19,775
Asset backed securities	—	2,208	—	2,208
U.S. treasuries	9,774	—	—	9,774
Total	$92,358	$21,983	$—	$114,341

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$81,501	$—	$—	$81,501
Available-for-sale debt securities
Corporate bonds and commercial paper	—	19,287	—	19,287
Asset backed securities	—	6,192	—	6,192
U.S. treasuries	5,977	—	—	5,977
Total	$87,478	$25,479	$—	$112,957
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
For certain other financial instruments, including accounts receivable, accounts payable and accrued liabilities, the carrying amounts approximate the fair value of such instruments due to the relatively short maturity of these balances. The Company records debt obligations at their approximate their fair values as they are based upon rates available to the Company for obligations of similar terms and maturities.
7.    Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	December 31, 2022	December 31, 2021
Prepaid advertising expenses	$7,045	$16,236
Prepaid income tax	17,134	22,032
Prepaid operational expenses	14,780	12,301
Receivables for leasehold improvements	—	5,186
Prepaid referrals, current	6,368	4,813
Other current assets	2,999	6,531
Total prepaid expenses and other current assets	$48,326	$67,099

SQUARESPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except shares and per share amounts)
8.    Property and Equipment, Net
Property and equipment, net consisted of the following:

	Estimated Useful Life (Years)	December 31, 2022	December 31, 2021
Computer hardware	3	21,441	28,445
Furniture and fixtures	7	7,031	5,536
Leasehold improvements	Shorter of 10 years or remaining term of lease	75,481	74,977
Capitalized software development costs	3	18,390	13,992
Total property and equipment		122,343	122,950
Less: accumulated depreciation and amortization		(70,710)	(70,111)
Total property and equipment, net		$51,633	$52,839
During the three months ended December 31, 2022, the Company impaired its capitalized software development costs relating to certain capitalized activities for products in development that will no longer be used. The Company recorded a charge of $289 to research and product development costs in the consolidated statements of operations.
Depreciation and amortization expense related to property and equipment, net was included in the following line items in the consolidated statements of operations:

	Year Ended December 31,
	2022	2021	2020
Cost of revenue	$6,234	$6,147	$7,298
Research and product development	4,795	4,079	4,034
Marketing and sales	1,891	1,326	1,384
General and administrative	1,366	1,439	1,600
Total depreciation and amortization expense	$14,286	$12,991	$14,316
Capitalized Software Development Costs
Amortization of capitalized software development costs included in depreciation and amortization expense was included in the following line items in the consolidated statements of operations:

	Year Ended December 31,
	2022	2021	2020
Cost of revenue	$3,767	$3,114	$2,469
General and administrative expenses	—	240	288
Total amortization of capitalized software development costs	$3,767	$3,354	$2,757
Capitalized software development costs, net, included in property and equipment, net, are $6,940 and $5,876 as of December 31, 2022 and 2021, respectively. During the three months ended December 31, 2022, the Company incurred additional amortization costs recorded in cost of revenue of $409 associated with certain assets that were placed in service and subsequently abandoned.

SQUARESPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except shares and per share amounts)
9.    Goodwill and Intangible Assets, Net
Goodwill
As of December 31, 2022 and 2021, the Company had goodwill of $210,438 and $435,601, respectively. Changes in the Company’s goodwill included the following:

Total Goodwill
Balance as of December 31, 2020	$83,171
Acquisition of Tock	352,430
Balance as of December 31, 2021	$435,601
Impairment Charge	(225,163)
Balance as of December 31, 2022	$210,438
During the year ended December 31, 2022, the Company recognized a non-cash goodwill impairment charge of $225,163 included in impairment charge on the consolidated statements of operations. The charge was primarily due to market values deteriorating subsequent to the Tock acquisition in March 2021. The following are key assumptions used in determining the fair value of the reporting unit goodwill.

Weighted average cost of capital	16%
Terminal value	3%
Revenue growth rates	10% to 35%
The Company determined that these significant inputs fall within Level 3 of the hierarchy for fair value reporting.
Intangible assets, net
The following tables summarize the carrying value of the Company’s finite-lived intangible assets:

	Useful Lives (in years)	December 31, 2022
		Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Technology	3 to 5	$17,533	$(12,386)	$5,147
Customer relationships	2 to 5	61,830	(27,416)	34,414
Tradenames	3 to 5	11,496	(8,249)	3,247
Total intangible assets, net		$90,859	$(48,051)	$42,808

	Useful Lives (in years)	December 31, 2021
		Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Technology	3 to 5	$17,533	$(8,479)	$9,054
Customer relationships	2 to 5	61,830	(16,304)	45,526
Tradenames	3 to 5	11,496	(5,938)	5,558
Total intangible assets, net		$90,859	$(30,721)	$60,138
Technology, customer relationships and tradenames have weighted-average remaining useful lives of 1.3 years, 3.2 years and 3.2 years, respectively. The weighted-average remaining useful life for finite-lived intangible assets was 3.0 years as of December 31, 2022.

SQUARESPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except shares and per share amounts)
Amortization of finite-lived intangible assets was included in the following line items in the consolidated statements of operations:

	Years Ended December 31,
	2022	2021	2020
Cost of revenue	$3,907	$3,660	$2,915
Marketing and sales	10,962	12,956	2,232
General and administrative	2,462	3,113	2,240
Total amortization of finite-lived intangible assets	$17,331	$19,729	$7,387
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
In addition, during the year ended December 31, 2021, the Company recognized additional amortization of $1,331 primarily relating to the decrease of the Tock acquired customer relationship intangible asset’s useful life from ten years to five years. The changes to the Tock intangible assets was based on the changes to management's estimates and assumptions used during the initial purchase accounting assessment. If these measurement period adjustments had been recognized as of the Tock Acquisition Date, the Company would have recorded an additional $885 of amortization related to the Tock acquired intangible assets during the year ended December 31, 2021.
As of December 31, 2022, the expected future amortization expense for finite-lived intangible assets was as follows:

Year Ending December 31,	Amount
2023	$15,507
2024	12,873
2025	11,600
2026	2,828
Thereafter	—
Total	$42,808
10.    Accrued Liabilities
Accrued liabilities consisted of the following:

	December 31, 2022	December 31, 2021
Accrued marketing expenses	$14,620	$23,042
Accrued indirect taxes	33,486	19,565
Accrued leasehold improvement expenditures	—	1,228
Accrued product expenses	4,524	1,359
Accrued payroll expense	4,985	2,900
Other accrued expenses	6,745	12,767
Total accrued liabilities	$64,360	$60,861

SQUARESPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except shares and per share amounts)
11.    Debt
Debt outstanding as of December 31, 2022 and 2021 was as follows:

	December 31, 2022	December 31, 2021
Term Loan	$516,266	$529,852
Less: unamortized original issue discount	(1,917)	(2,635)
Less: unamortized deferred financing costs	(424)	(584)
Less: debt, current	(40,758)	(13,586)
Total debt, non-current	$473,167	$513,047
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
On December 11, 2020 (the “Modification Date”), the Company amended the 2019 Credit Agreement (“2020 Credit Agreement”) to increase the total size of the 2019 Term Loan to $550,000 (collectively, the “2020 Term Loan”) with the same lending institutions as the 2019 Credit Facility (collectively, the “Credit Facility”) and extend the maturity date for the 2020 Term Loan and the 2019 Revolving Credit Facility (as extended, the "Revolving Credit Facility") to December 11, 2025 (collectively, the “Modification”). The proceeds from the additional term loan of $200,000 were used to provide for the payment of a one-time dividend, see “Note 16. Stockholder’s Deficit” for further information. The Modification was accounted for in accordance with ASC Topic 470-50, Debt - Modifications and Extinguishments. As a result, the Company continued to capitalize the $722 of unamortized original debt discount and $752 of the unamortized deferred financing costs related to the issuance of the 2019 Credit Facility.
As of December 31, 2022 and 2021, the amount of unamortized original debt discount and deferred financing costs were $1,917 and $2,635 and $424 and $584, respectively, and are being amortized over the term of the Credit Facility using the effective interest method.
Borrowings under the Credit Facility are subject to an interest rate equal to LIBOR plus the applicable margin based on the Company’s Consolidated Total Debt to Consolidated EBITDA ratio. The applicable margin was 1.50% and 1.50% as of December 31, 2022 and 2021, respectively. The effective interest rate was 5.94% and 1.63% as of December 31, 2022 and 2021, respectively.
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
As of December 31, 2022, $7,255 was outstanding under the Revolving Credit Facility in the form of outstanding letters of credit and $17,745 remained available for borrowing by the Company. The letters of credit issued as of December 31, 2022 were related to certain of the Company's operating lease agreements for offices that require security deposits in the form of an irrevocable letter of credit. During the year ended December 31, 2022, the letter of credit for the Company's security deposit related to its New York, NY headquarters was reduced by $2,388 due to a scheduled step-down per the lease agreement. The letters of credit issued are subject to a fee equal to the interest rate on the Credit Facility. In addition, the Revolving Credit Facility is subject to an unused commitment fee of 0.20% to 0.25%, depending on the consolidated total debt to consolidated EBITDA ratio as defined by the 2020 Credit Agreement, quarterly to the lenders in respect of the unutilized commitments.
The 2020 Credit Agreement contains certain customary affirmative covenants and events of default. The negative covenants in the Credit Facility include, among other items, limitations on the ability, subject to negotiated exceptions, to incur additional indebtedness or issue additional preferred stock of the Company, to create or issue certain liens on certain assets, to enter into agreements related to mergers and acquisitions, including the sale of certain assets or disposition of assets, or declare, make or pay dividends and distributions. The 2020 Credit Agreement contains certain negative covenants

SQUARESPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except shares and per share amounts)
for an indebtedness to consolidated EBITDA ratio, as defined by the 2020 Credit Agreement, and commencing with December 31, 2020 and all fiscal quarters thereafter through maturity. As a result of the Modification, commencing with the fiscal quarter ending December 31, 2020, the Company is required to maintain an indebtedness to consolidated EBITDA ratio of not more than 4.50, tested as of the last day of each fiscal quarter, with a step-down to 4.25 for the fiscal quarters ending March 31, 2022 and June 30, 2022, a further step-down to 4.00 for the fiscal quarters ending September 30, 2022 and December 31, 2022 and a final step-down to 3.75 for the fiscal quarter ending March 31, 2023 and each fiscal quarter thereafter (the “Financial Covenant”), subject to customary equity cure rights. The Financial Covenant is subject to a 0.50 step-up in the event of a material permitted acquisition, which the Company can elect to implement up to two times during the life of the facility. The Company did not elect to implement this step-up as a result of the acquisition of Tock. If the Company is not in compliance with the covenants under the 2020 Credit Agreement or the Company otherwise experiences an event of default, the lenders would be entitled to take various actions, including acceleration of amounts due under the 2020 Credit Agreement. As of December 31, 2022 and 2021, the Company was in compliance with all applicable covenants, including the Financial Covenant.
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
The fair value of the 2020 Term Loan was approximately $516,266 and $529,852 as of December 31, 2022 and 2021, respectively. The fair market value estimate is based on Level 2 of the fair market value hierarchy.
Interest Expense
Total interest expense related to debt was $18,206, $11,081 and $9,851 for the years ended December 31, 2022, 2021 and 2020, respectively.
Scheduled Principal Payments
The scheduled principal payments required under the terms of the 2020 Credit Facility are as follows:

Year Ending December 31,	Amount
2023	$40,758
2024	40,758
2025	434,750
Total	$516,266
12.    Income Taxes
As of December 31, 2022, the Company is subject to income taxation and files income tax returns in the U.S. federal jurisdiction, various U.S. state and foreign jurisdictions.
Income Tax (Provision)/Benefit
The domestic and foreign components of the Company’s income before income taxes are as follows:

	Year Ended December 31,
	2022	2021	2020
U.S.	$(224,320)	$(261,461)	$16,672
Foreign	(671)	16,137	5,827
(Loss)/income before income taxes	$(224,991)	$(245,324)	$22,499

SQUARESPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except shares and per share amounts)
The Company’s (provision for)/benefit from income taxes for the years ended December 31, 2022, 2021 and 2020 is comprised of the following:

	Year Ended December 31,
	2022	2021	2020
Current:
Federal	$(21,714)	$475	$5,421
State	(5,425)	186	(660)
Foreign	697	(1,290)	(1,524)
Total current	(26,442)	(629)	3,237
Deferred:
Federal	(671)	2,545	4,340
State	(117)	(4,931)	(151)
Foreign	—	(810)	663
Total deferred	(788)	(3,196)	4,852
(Provision for)/benefit from income taxes	$(27,230)	$(3,825)	$8,089
A reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate for the years ended December 31, 2022, 2021 and 2020 is as follows:

	Year Ended December 31,
	2022	2021	2020
Expected (provision for)/benefit from income tax at federal statutory tax rate (21%)	$47,248	$51,518	$(4,725)
Effect of:
State and local income taxes, net of federal benefit	(2,665)	3,066	(230)
Nondeductible transaction expenses	—	(48,280)	(283)
Stock-based compensation	(2,617)	14,476	5,192
Effect of foreign operations	(2,267)	164	231
Foreign-derived intangible income deduction	4,575	—	236
Research and development credits	15,936	10,562	15,946
Nondeductible executive compensation	(7,426)	(6,914)	(2,498)
Valuation allowance	(28,490)	(26,866)	—
Unrecognized tax benefits	(3,547)	(2,787)	(5,302)
Impairment charge	(47,284)	—	—
Other adjustments	(693)	1,236	(478)
(Provision for)/benefit from income taxes	$(27,230)	$(3,825)	$8,089
The Company’s estimated annual effective income tax rate for the year ended December 31, 2022, differed from the statutory rate of 21%, primarily due to a goodwill impairment charge, the change in the valuation allowance for deferred tax assets related primarily to the capitalization and amortization of research and development expenditures as required by the 2017 Tax Cuts and Jobs Act, nondeductible executive compensation, unrecognized tax benefits, state and local income taxes, stock-based compensation and the effect of foreign operations, partially offset by research and development credits and foreign-derived intangible income deduction.
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

SQUARESPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except shares and per share amounts)
Significant components of the Company’s deferred income tax assets and liabilities were as follows:

	December 31,
	2022	2021
Deferred tax assets:
Accrued expenses	$4,540	$880
Leases	8,532	8,358
Net operating loss carryforwards	3,906	19,373
Stock-based compensation	12,582	10,951
Interest expense carryforwards	—	1,790
Research and development capitalization	49,390	—
Research and development tax credits	—	7,767
Other	167	115
Gross deferred tax assets	79,117	49,234
Valuation allowance	(56,966)	(26,875)
Net deferred tax assets	22,151	22,359

Deferred tax liabilities:
Deferred expenses	(3,458)	(2,720)
Fixed assets	(5,392)	(5,534)
Intangible assets	(11,413)	(13,657)
Unrealized gains/losses on foreign exchange	(2,676)	(441)
Other	—	(7)
Total deferred tax liabilities	(22,939)	(22,359)
Net deferred tax liabilities	$(788)	$—
As of December 31, 2022, the Company had federal net operating loss carryovers of approximately $1,786 and state net operating loss carryovers of approximately $52,546 (post-apportioned). The federal net operating loss may be carried forward indefinitely. The state net operating loss carryforwards, if not utilized, will expire on various dates, beginning in 2032.
In addition, the Company has research tax credit carryforwards of approximately $312 for federal purposes, which will begin to expire after 2042.
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
During 2022, the Company recorded a full valuation allowance of $56,966 against all federal, state, and foreign deferred tax assets that the Company believes will not be realizable on a more-likely-than-not basis. The need for a valuation allowance requires an assessment of both positive and negative evidence when determining whether it is more-likely-than-not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction-by-jurisdiction basis. In making such assessment, significant weight is given to evidence that can be objectively verified. A significant piece of objective negative evidence evaluated was the cumulative loss incurred by the Company over the three-year period ending December 31, 2022. After considering both positive and negative evidence to assess the recoverability of the Company's net deferred tax assets and given the substantial amount of deferred tax assets that will remain unutilized to offset reversing deferred tax liabilities, the Company determined that it was not more-likely-than-not that it would realize any of its deferred tax assets. The Company intends to continue maintaining a full valuation allowance on its federal, state and foreign deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances.
As of December 31, 2022, the Company considers the earnings of foreign subsidiaries to be permanently reinvested outside the United States and, as a result, no deferred tax liability has been recognized with regard to these earnings. The Company recognizes the earnings of these foreign subsidiaries to be indefinitely reinvested outside the U.S. on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and its specific plans

SQUARESPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except shares and per share amounts)
for reinvestment of those subsidiaries’ earnings. Under current tax laws, should the Company’s plans change and it were to choose to repatriate some or all of the funds it has designated as permanently reinvested outside the U.S., such amounts would be treated as previously taxed income from the one-time transition tax, Global Intangible Low-Taxed Income or foreign dividends-received deduction.
Uncertain Tax Benefits
A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2022 and 2021 is as follows:

Year Ended December 31, 2022
Balance at beginning of year	$8,317
Additions based on tax positions taken during a prior period	1,004
Expirations based on tax positions taken during the current period	(1,749)
Additions based on tax positions taken during the current period	3,583
Balance at December 31, 2022	$11,155

Year Ended December 31, 2021
Balance at beginning of year	$5,302
Additions based on tax positions taken during a prior period	859
Additions based on tax positions taken during the current period	2,156
Balance at December 31, 2021	$8,317
Of the $11,155 of the unrecognized tax benefits, $10,843 has been recorded to other liabilities and the remaining balance was recorded as a reduction in the gross deferred tax assets, offset by a corresponding reduction in the valuation allowance. As of December 31, 2022, unrecognized tax benefits approximated $11,155, of which $10,843 would affect the effective tax rate. As of December 31, 2021, unrecognized tax benefits approximated $8,317, which would not affect the effective tax rate if recognized due to the valuation allowance. The Company does not believe that its unrecognized tax benefits as of December 31, 2022 will significantly increase or decrease within the next twelve months.
The Company's policy is to include interest and penalties related to unrecognized tax benefits within the Company's (provision for)/benefit from income taxes. The Company has not accrued interest and penalties related to uncertain tax positions due to offsetting tax attributes as of December 31, 2022.
The Company’s federal income tax returns for the years ended December 31, 2018 through December 31, 2021 remain subject to examination. The Company’s corporate income tax returns for the years ended December 31, 2018 through December 31, 2021 remain subject to examination by taxing authorities in various U.S. states and Ireland. In addition, in the U.S., any net operating losses or credits that were generated in prior years but utilized in open years may also be subject to examination.

SQUARESPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except shares and per share amounts)
Supplemental Information: Valuation Allowance
A reconciliation of the beginning and ending valuation allowance for the year ended December 31, 2022 and 2021 is as follows:

Year Ended December 31, 2022
Balance at beginning of year	$26,875
Charged/(credited) to expenses	30,054
Charged/(credited) to other accounts	37
Balance at end of year	$56,966

Year Ended December 31, 2021
Balance at beginning of year	$—
Charged/(credited) to expenses	26,866
Charged/(credited) to other accounts	9
Balance at end of year	$26,875
13.    Commitments and Contingencies
Indirect Taxes
The Company is subject to indirect taxation in some, but not all, of the various U.S. states and foreign jurisdictions in which it conducts business. Therefore, the Company has an obligation to charge, collect and remit Value Added Tax (“VAT”) or Goods and Services Tax (“GST”) in connection with certain of its foreign sales transactions and sales and use tax in connection with eligible sales to subscribers in certain U.S. states. On June 21, 2018, the U.S. Supreme Court overturned the physical presence nexus standard and held that states can require remote sellers to collect sales and use tax. In addition, U.S. states and foreign jurisdictions have and continue to enact laws which expand tax collection and remittance obligations of e-commerce platforms. As a result of these rulings, recently enacted laws, and the scope of the Company’s operations, taxing authorities continue to provide regulations that increase the complexity and risks to comply with such laws and could result in substantial liabilities, prospectively as well as retrospectively. Based on the information available, the Company continues to evaluate and assess the jurisdictions in which indirect tax nexus exists and believes that the indirect tax liabilities are adequate and reasonable. However, due to the complexity and uncertainty around the application of these rules by taxing authorities, results may vary materially from the Company’s expectations. The Company had an indirect tax liability of $33,486 and $19,565 as of December 31, 2022 and 2021, respectively, which was included in accrued liabilities in the consolidated balance sheets.
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
14.    Leases
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
On March 10, 2022, the Company entered into an agreement to sublease a portion of one of its office spaces in Chicago, IL through the existing termination date of May 30, 2023. The Company expects to receive total lease payments of approximately $409 over the term of the sublease. During the year ended December 31, 2022, the Company recorded sublease income of $293 related to the Chicago, IL office space sublease.
On September 15, 2022, the Company entered into a lease for office space in Aveiro, Portugal. As a result, the Company recorded an operating lease liability and operating lease right-of-use asset of $252 and $255, respectively, in the consolidated balance sheet with the difference being due to prepaid rent as of lease commencement.
During the year ended December 31, 2022, the Company reassessed the useful life of its operating lease right-of-use asset related to leased office space in Los Angeles, CA due to ceasing the use of the office space with no expected future benefit. As a result, the Company recorded an additional $258 of operating lease expense during the year ended December 31, 2022.
During the year ended December 31, 2022, the Company remeasured the lease liability and adjusted the right-of-use asset related to its leased office space in Portland, OR due to a reassessment of the lease term. As a result, the associated operating lease liability and operating lease right-of-use asset were reduced by $3,213 in the consolidated balance sheet as of December 31, 2022.
Additionally, during the year ended December 31, 2022, the Company determined the carrying value of certain right-of-use assets were not recoverable based on undiscounted future cash flows. The Company used the income approach to determine the fair value of the right-of-use assets, including Level 3 inputs of the fair market value hierarchy, based on discounted projected future cash flows over the remaining lease term using a discount rate similar to the current incremental borrowing rate. As a result, the Company recorded aggregated impairment losses of $2,038 in general and administrative expenses in the consolidated statement of operations during the year ended December 31, 2022.
The components of operating lease expense, net recognized in the condensed consolidated statement of operations were as follows:

Year Ended December 31,
2022
Operating lease costs
Operating lease costs	$16,504
Variable lease costs	1,931
Short-term lease costs	130
Operating lease income
Sublease income	648
Total operating lease expense, net	$17,917
Supplemental disclosure of cash and non-cash operating activities related to operating leases were as follows:

Year Ended December 31, 2022
Cash paid for amounts included in the measurement of operating lease liabilities, net of cash received for lease incentives	$14,229
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$255
As of December 31, 2022, the weighted-average lease term and discount rate related to operating leases were as follows:

December 31, 2022
Weighted-average remaining lease term (in years)	8.25
Weighted-average discount rate use in measuring operating lease liabilities	3.75%

SQUARESPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except shares and per share amounts)
As of December 31, 2022, maturities of operating lease liabilities were as follows:

Year Ending December 31,	Amount
2023	$15,839
2024	16,478
2025	16,865
2026	17,588
2027	17,052
Thereafter	58,436
Total operating lease payments	142,258
Less: imputed interest	(20,575)
Total operating lease liabilities	$121,683
15.    Redeemable Convertible Preferred Stock
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
The authorized, issued and outstanding shares of the redeemable convertible preferred stock immediately prior to the conversion into common stock as of December 31, 2020 were as follows:

	Authorized and Originally Issued Shares	December 31, 2020
		Outstanding Shares	Net Carrying Value
A-1 Preferred Stock	57,999,960	54,431,446	$6
A-2 Preferred Stock	47,483,380	39,134,868	63,283
B Preferred Stock	12,634,398	10,880,018	68,101
Total	118,117,738	104,446,332	$131,390
The Company’s Series A-1 redeemable convertible preferred stock did not have any liquidation preference. The liquidation preferences for Series A-2 and Series B redeemable convertible preferred stock immediately prior to the conversion into common stock and as of December 31, 2020 were as follows:

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
Redemption
Any time after March 12, 2021, the holders of at least 60% of the then outstanding shares of Series A-2 redeemable convertible preferred stock and Series B redeemable convertible preferred stock (which must have included the approval of General Atlantic (SQRS II) LP and General Atlantic (SQRS) LP (“GA”) so long as GA held at least 7,200,000 shares) could have submitted to the Company a request to redeem all of the then outstanding shares of Series A-2 redeemable convertible preferred stock and Series B redeemable convertible preferred stock at $1.62 per share, and $6.33 per share, respectively, in three annual installments (the date of each such installment the “Redemption Date”). If the funds of the Company were not sufficient to redeem the full number of shares, the funds legally available were to be used to redeem the maximum number of shares ratably among the holders of such shares to be redeemed. The shares not redeemed were to remain outstanding and entitled to all the rights and preferences associated with such shares until additional funds were legally available for redemption.
The redemption value of the redeemable convertible preferred stock immediately prior to the conversion into common stock and as of December 31, 2020 was as follows:

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
16.    Stockholders’ Deficit
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
During the year ended December 31, 2022, the Company repurchased 5,531,186 shares and paid cash of $120,193, including commissions of $113, under the Stock Repurchase Plan through open market purchases. The weighted-average price per share for the share repurchases was $21.28 during the year ended December 31, 2022. As of December 31, 2022, approximately $79,807 remained available for stock repurchase pursuant to the Stock Repurchase Plan.
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
On May 10, 2021, the Company created a new Class C common stock pursuant to the Company's amended and restated certificate of incorporation. The Company authorized 1,000,000,000 shares of the new Class C common stock, par value $0.0001 per share. The board of directors has the authority, without stockholder approval except as required by the NYSE, to issue shares of the Company’s Class C common stock. The new Class C common stock is not convertible into shares of Class A common stock or shares of Class B common stock and has no voting rights. As of December 31, 2022, the Company has not issued any shares of the new Class C common stock.
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
During the year ended December 31, 2022, the Company did not declare or pay any dividends. During the year ended December 31, 2021, the Company did not declare any dividends.

SQUARESPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except shares and per share amounts)
17.    Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss activity for the years ended December 31, 2022, 2021 and 2020 was as follows:

	Foreign Currency Translation Adjustments	Net Unrealized Gains/(Losses) on Marketable Securities	Total Accumulated Other Comprehensive (Loss)/Income
Balance at December 31, 2019	$(187)	$79	$(108)
Other comprehensive income before reclassifications	2,528	41	2,569
Amounts reclassified from AOCI	—	5	5
Benefit from income taxes	—	(11)	(11)
Other comprehensive income	2,528	35	2,563
Balance at December 31, 2020	$2,341	$114	$2,455
Other comprehensive loss before reclassifications	(2,511)	(189)	(2,700)
Amounts reclassified from AOCI	—	—	—
Provision for income taxes	—	37	37
Other comprehensive loss	(2,511)	(152)	(2,663)
Balance at December 31, 2021	$(170)	$(38)	$(208)
Other comprehensive loss before reclassifications	(1,279)	(178)	(1,457)
Amounts reclassified from AOCI	—	—	—
Provision for income taxes	—	—	—
Other comprehensive loss	(1,279)	(178)	(1,457)
Balance at December 31, 2022	$(1,449)	$(216)	$(1,665)
18.    Stock-based Compensation
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

SQUARESPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except shares and per share amounts)
A summary of the Company’s stock option activity for the 2008 Plan during the years ended December 31, 2022, 2021 and 2020 is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Life (years)	Aggregate Intrinsic Value
As of December 31, 2019	6,602,149	$2.18	4.69	$147,482
Options exercised	(897,777)	1.60
Options forfeited and cancelled	(475,959)	6.05
As of December 31, 2020	5,228,413	$1.93	3.60	$246,101
Options exercised	(3,326,356)	1.43
Options forfeited and cancelled	(4,570)	3.31
As of December 31, 2021	1,897,487	$2.80	3.89	$50,585
Options exercised	(674,773)	3.36
Options forfeited and cancelled	(40,689)	0.43
As of December 31, 2022	1,182,025	$2.58	2.73	$23,159
Options vested at December 31, 2022	1,182,025	$2.58	2.73	$23,159
Exercisable at December 31, 2022	1,182,025	$2.58	2.73	$23,159
As of December 31, 2022 and 2021, there were no unrecognized compensation costs for stock options. As of December 31, 2020, there was $128 of total unrecognized compensation costs, net of actual forfeitures, related to stock option grants that are expected to be recognized over a weighted-average period of 0.5 years. The tax benefit of stock option exercises was $684, $5,961 and $1,291 for the years ended December 31, 2022, 2021 and 2020, respectively.
The Company recognizes the impact of forfeitures in the period that the option is forfeited. All of the Company’s option awards are amortized on a straight-line basis over the requisite service periods of the awards.
On August 22, 2017 and September 10, 2017, the Company granted a total of 513,239 stock options to certain executives that contained both a service condition and a performance condition (“IPO Options”). These stock options have an exercise price of $6.15 per share of Class B common stock and total fair value of $1,351 on their respective grant dates. These stock options were to vest and become exercisable as follows: (i) 33.3% of the total number of shares underlying these options were to vest upon an IPO or a change in control of the Company, as defined in the option agreements (the “Initial Vesting Date”) and (ii) thereafter, 33.3% of the total number of shares underlying these options were to vest on each of the one year anniversary of the Initial Vesting Date and the two year anniversary of the Initial Vesting Date, respectively, provided that each executive continued to provide services to the Company on the applicable vesting date. During the year ended December 31, 2020, upon the departure of executives holding the IPO Options, 438,239 of the outstanding IPO Options were forfeited in accordance with the original terms of the award and 75,000 IPO Options were modified to waive the performance condition allowing one executive to vest in the award. Accordingly, the Company remeasured the fair value of the IPO Options that were allowed to vest on the modification date and recognized $1,180 of stock-based compensation expense included in general and administrative in the consolidated statement of operations for the year ended December 31, 2020.
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
Additional Shareholder RSUs
During the year ended December 31, 2021, the Company granted 438,468 shares of Class C common stock in the form of RSUs outside of the 2017 and 2021 Plans. Immediately prior to the registration statement in connection with the Direct Listing being declared effective, shares of Class C common stock automatically converted to Class A common stock.
A summary of the Company’s RSU activity during years ended December 31, 2022, 2021 and 2020 is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value Per RSU
RSUs outstanding – December 31, 2019	5,723,783	$16.70
RSUs granted	1,585,618	33.43
RSUs vested	(1,366,242)	16.16
RSUs forfeited and cancelled	(501,684)	16.79
RSUs outstanding – December 31, 2020	5,441,475	$21.27
RSUs granted	2,224,913	56.41
RSUs vested	(1,661,752)	18.92
RSUs forfeited and cancelled	(543,017)	29.70
RSUs outstanding – December 31, 2021	5,461,619	$33.65
RSUs granted	7,051,349	25.78
RSUs vested	(2,209,501)	33.51
RSUs forfeited and cancelled	(1,829,624)	30.67
RSUs outstanding – December 31, 2022	8,473,843	$19.90
As of December 31, 2022, 2021 and 2020, the fair value of share units vested was $50,808, $77,480 and $42,616, respectively. As of December 31, 2022, 2021 and 2020, there was $192,616, $150,324 and $95,101 of total unrecognized compensation costs related to RSU grants that are expected to be recognized, respectively, over a weighted-average period of 3.0 years, 2.8 years and 2.9 years, respectively. The tax benefit of vested RSUs was $2,058, $10,589 and $4,970 for the years ended December 31, 2022, 2021 and 2020, respectively.
In connection with the vesting of the RSUs, the Company reacquired 925,179 shares for $21,404, 737,715 shares for $34,503 and 648,097 shares for $20,161 during the years ended December 31, 2022, 2021 and 2020, respectively, in order to satisfy employee tax withholding obligations. The employees received the net number of shares after consideration to those reacquired. The reacquired shares subsequently became available again for issuance under the Plan.
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
On May 19, 2021, upon completion of the Direct Listing, 4,460,858 shares of Class B common stock vested in accordance with the Stock Grant Agreement. As a result, the Company recorded stock-based compensation expense of

SQUARESPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except shares and per share amounts)
$229,288 in general and administrative expenses in the consolidated statement of operations during the year ended December 31, 2021.
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
During the years ended December 31, 2022 and 2021, the Company recorded compensation expense of $31,008 and $24,776, respectively, related to the Casalena Performance Award in general and administrative expenses in the consolidated statements of operations.
Stock-Based Compensation
The classification of stock-based compensation by line item in the consolidated statement of operations was as follows:

	Years Ended December 31,
	2022	2021	2020
Cost of revenue	$3,414	$1,545	$780
Research and product development	42,237	33,030	21,619
Marketing and sales	8,696	5,929	3,144
General and administrative	48,186	267,420	5,711
Total stock-based compensation	$102,533	$307,924	$31,254

SQUARESPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except shares and per share amounts)
The amount above excludes $980, $380 and $163 of stock compensation capitalized as property and equipment, net, for the years ended December 31, 2022, 2021 and 2020, respectively. The tax benefit associated with stock-based compensation was $17,126 and $19,135, which was entirely offset by the Company’s valuation allowance, for the years ended December 31, 2022 and 2021, respectively. The tax benefit associated with stock-based compensation recognized was $6,260 for the year ended December 31, 2020.
During the year ended December 31, 2022, certain RSUs were modified to allow for accelerated vesting. As a result of these modifications, the Company will record lower stock-based compensation expense of $18,247 through fiscal 2026. During the year ended December 31, 2022, the Company recorded stock-based compensation expense of $5,941 related to the modified awards.
Shares Available for Future Issuance
As of May 9, 2021, all shares available under the 2008 and 2017 Plans will continue to remain available but will no longer be available for future issuance. The shares available will continue to include all shares forfeited and expired and reacquired to satisfy employee tax withholding obligations that were issued under the 2008 and 2017 Plans.
The following table summarizes the shares available under the 2008 and 2017 Plans:

Shares Available Under the 2008 and 2017 Plans
Balance as of December 31, 2019	1,787,435
Additional Class A common shares available for issuance	6,900,000
Granted	(1,585,618)
Forfeited and expired	977,643
Reacquired to satisfy employee tax withholding obligations	648,097
Balance as of December 31, 2020	8,727,557
Granted	(1,165,141)
Casalena Performance Award granted	(2,750,000)
Forfeited and expired	500,245
Reacquired to satisfy employee tax withholding obligations	737,715
Balance as of December 31, 2021	6,050,376
Granted	—
Forfeited and expired	918,956
Reacquired to satisfy employee tax withholding obligations	858,117
Balance as of December 31, 2022	7,827,449
On May 9, 2021, upon effectiveness of the 2021 Plan, the Company included an additional 19,250,000 Class A common shares available for issuance. The following table summarizes the shares available for future issuance under the 2021 Plan:

Shares Available for Future Grant Under the 2021 Plan
Balance as of December 31, 2020	—
Class A common shares available for issuance	19,250,000
RSUs granted	(1,059,772)
RSUs forfeited and expired	47,342
Balance as of December 31, 2021	18,237,570
RSUs granted	(7,051,349)
RSUs forfeited and expired	951,357
Shares reacquired to satisfy employee tax withholding obligations	67,062
Additional authorized shares	6,958,569
Balance as of December 31, 2022	19,163,209

SQUARESPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except shares and per share amounts)
Annually on January 1 of each fiscal year, beginning on January 1, 2022, the authorized shares available for issuance shall be increased by a number of shares of common stock equal to 5% of the aggregate number of shares outstanding on December 31 of the year immediately prior. The Company increased the authorized shares available for issuance on January 1, 2022 by 6,958,569.
19.    Retirement Plans
After three months of employment, employees of the Company may participate in a 401(k) savings plan. Employees may elect to defer portions of their salary pursuant to a formula upon meeting certain age and service requirements. Under this plan, the Company makes matching contributions on behalf of participants equal to 100% on participant contributions up to 4% of their compensation. Participants are immediately and fully vested in their voluntary contributions and all matching contributions. During the years ended December 31, 2022, 2021 and 2020, the Company contributed $7,628, $6,211 and $4,329, respectively, to this plan.
After completing three months of service, employees of Limited may participate in a tax efficient Defined contribution pension plan. Under this plan, Limited will make contributions up to 4% of the employee’s annual salary. During the years ended December 31, 2022, 2021 and 2020, Limited contributed $288, $226 and $140, respectively, to this plan.
The Company also maintains additional defined contribution pension plans for eligible international employees belonging to our additional international subsidiaries. Contributions to these plans from these subsidiaries were immaterial for December 31, 2022, 2021 and 2020, respectively.
The Company’s contributions are allocated on a specific identification basis for each individual employee recipient and are classified into the corresponding line item where the related employee’s cash compensation resides in the consolidated statements of operations.
20.    Related Party Transactions
The Company's previous Chief Financial Officer, whose resignation was effective as of July 31, 2022, was appointed as a member of the board of directors of Avalara, Inc. on August 28, 2021. Transactions between Avalara, Inc. and the Company were not material for the periods during the years ended December 31, 2022 and 2021 through the previous Chief Financial Officer’s departure.
Certain former members of Tock's senior management have an ownership in several of the Company's restaurant customers. For the years ended December 31, 2022 and 2021, these restaurant customers contributed revenue of $1,167 and $545, respectively. As of December 31, 2022 and 2021, the Company had a liability of $413 and $1,934, respectively, due to these restaurant customers, which primarily represents diner prepayments and sales tax, and is included in funds due to customers in the consolidated balance sheets.
On September 1, 2014, the Company entered into an agreement with Getty Images to resell certain content to the Company’s customers. The Deputy Chairman of Getty Images is a member of the Company’s board of directors. Amounts recorded in connection with this agreement were not material for the years ended December 31, 2022, 2021 and 2020.
21.    Net (Loss)/Income per Share Attributable to Class A, Class B and Class C Common Stockholders
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

SQUARESPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except shares and per share amounts)
The following table sets forth the computation of basic and diluted net (loss)/income per share attributable to Class A, Class B and Class C common stockholders:

	Years Ended December 31,
	2022	2021	2020
Numerator:
Net (loss)/income	$(252,221)	$(249,149)	$30,588
Less: accretion of redeemable convertible preferred stock to redemption value	—	(969)	(4,844)
Less: declared dividends to preferred shareholders	—	—	(278,454)
Net loss attributable to Class A, Class B, Class C common stockholders, basic and dilutive	$(252,221)	$(250,118)	$(252,710)
Denominator:
Weighted-average shares used in computing net loss per share attributable to Class A, Class B and Class C stockholders, basic and dilutive	138,409,491	96,234,381	17,917,236
Net loss per share attributable to Class A, Class B and Class C common stockholders, basic and dilutive	$(1.82)	$(2.60)	$(14.10)
The following weighted-average outstanding shares of potentially dilutive securities were excluded from the computation of diluted net (loss)/income per share attributable to Class A, Class B and Class C common stockholders for the periods presented because including them would have been antidilutive:

	Year Ended December 31,
	2022	2021	2020
Redeemable convertible preferred stock	—	—	104,446,332
Outstanding stock options	1,182,027	1,897,487	5,228,413
Restricted stock units	8,473,843	5,461,619	5,441,475
Executive restricted stock	—	—	4,460,858
Total	9,655,870	7,359,106	119,577,078

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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022, the end of the period covered by the Annual Report on Form 10-K. Based on the evaluation of our disclosure controls and procedures our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were operating effectively and our management has concluded that our condensed consolidated financial statements included in this Annual Report on Form 10-K are fairly stated in all material respects in accordance with U.S. GAAP.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, our management has concluded that its internal control over financial reporting was effective as of December 31, 2022 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm as permitted under the rules of the SEC for emerging growth public companies.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act that occurred during the period covered by the Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
The remaining information required by this item will be included in our Proxy Statement for our Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2022, and is incorporated by reference.
Item 11. Executive Compensation
The information required by this item will be included in our Proxy Statement for our Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2022, and is incorporated by reference.
Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters
The information required by this item will be included in our Proxy Statement for our Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2022, and is incorporated by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be included in our Proxy Statement for our Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2022, and is incorporated by reference.
Item 14. Principal Accounting Fees and Services
The information required by this item will be included in our Proxy Statement for our Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2022, and is incorporated by reference.

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

		Incorporated by Reference
Exhibit No.	Exhibit Title	Form	File Number	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated March 31, 2021, by and among the Registrant, Tremont 2021 Acquisition Corp, Tremont 2021 Acquisition II LLC and Tock, Inc.	S-1	333-255284	2.1	April 16, 2021
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-8	333-255977	4.2	May 10, 2021
3.2	Amended and Restated Bylaws of the Registrant.	S-8	333-255977	4.3	May 10, 2021
4.1	Description of Securities.	10-K	001-40393	4.1	March 7, 2022
10.1	Voting and Support Agreement between the Registrant and the stockholders of the Registrant listed therein, dated May 10, 2021.	S-1	333-255284	10.1	April 16, 2021
10.2	Registration Rights Agreement between the Registrant and the stockholders of the Registrant listed therein, dated May 10, 2021.	S-1	333-255284	10.2	April 16, 2021
10.3†	Form of Indemnification Agreement between the Registrant and each of its Directors and Executive Officers.	S-1	333-255284	10.3	April 16, 2021
10.4†	Squarespace, Inc. 2021 Equity Incentive Plan.	S-8	333-255977	99.1	May 10, 2021
10.5†	Form of Restricted Stock Unit Award Agreement pursuant to the Squarespace, Inc. 2021 Equity Incentive Plan.	S-1	333-255284	10.5	April 16, 2021
10.6†	Form of Stock Option Award Agreement pursuant to the Squarespace, Inc. 2021 Equity Incentive Plan.	S-1	333-255284	10.6	April 16, 2021
10.7†	Squarespace, Inc. 2021 Employee Stock Purchase Plan.	S-8	333-255977	99.2	May 10, 2021
10.8†	Squarespace, Inc. 2017 Equity Incentive Plan.	S-1	333-255284	10.8	April 16, 2021
10.9†	Form of Restricted Stock Unit Award Agreement pursuant to the Squarespace, Inc. 2017 Equity Incentive Plan.	S-1	333-255284	10.9	April 16, 2021

10.10†	Squarespace, Inc. Amended 2008 Equity Incentive Plan.	S-1/A	333-255284	10.10	April 26, 2021
10.11†	Form of Stock Option Agreement pursuant to the Squarespace, Inc. Amended 2008 Equity Incentive Plan.	S-1/A	333-255284	10.11	April 26, 2021
10.12†	Squarespace, Inc. Amended and Restated 2008 Equity Incentive Plan.	S-1/A	333-255284	10.12	April 26, 2021
10.13†	Form of Stock Option Agreement pursuant to the Squarespace, Inc. Amended and Restated 2008 Equity Incentive Plan.	S-1/A	333-255284	10.13	April 26, 2021
10.14†	Form of Executive Employment Agreement.	S-1	333-255284	10.12	April 16, 2021
10.15†	Form of Employee Invention Assignment and Confidentiality Agreement.	S-1	333-255284	10.13	April 16, 2021
10.16†	Employment Agreement between Squarespace, Inc. and Anthony Casalena, dated April 15, 2021.	S-1	333-255284	10.14	April 16, 2021
10.17†	Performance Restricted Stock Unit Agreement between Squarespace, Inc. and Anthony Casalena, dated April 15, 2021.	S-1	333-255284	10.15	April 16, 2021
10.18	Amended and Restated Credit Agreement, dated December 11, 2020.	S-1	333-255284	10.16	April 16, 2021
10.19	Lease Agreement, between Trinity Hudson Holdings, LLC and the Registrant, dated September 19, 2014.	S-1	333-255284	10.17	April 16, 2021
10.20	First Amendment to the Lease Agreement, between Trinity Hudson Holdings, LLC and the Registrant, dated August 18, 2017.	S-1	333-255284	10.18	April 16, 2021
10.21	Second Amendment to the Lease Agreement, between Trinity Hudson Holdings, LLC and the Registrant, dated October 6, 2017.	S-1	333-255284	10.19	April 16, 2021
10.22	Third Amendment to the Lease Agreement, between Trinity Hudson Holdings, LLC and the Registrant, dated May 22, 2019.	S-1	333-255284	10.20	April 16, 2021
10.23	Fourth Amendment to the Lease Agreement, between Trinity Hudson Holdings, LLC and the Registrant, dated December 16, 2019.	S-1	333-255284	10.21	April 16, 2021
21.1*	List of Subsidiaries.
23.1*	Consent of Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (included in the signature pages attached to this Annual Report on Form 10-K).
31.1*	Certification of the Registrant’s Principal Executive Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Registrant’s Principal Financial Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1 NS*	Inline XBRL Instance Document.
101.S CH*	Inline XBRL Taxonomy Extension Schema Document.
101.C AL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.D EF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.L AB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.P RE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 9, 2023.

Squarespace, Inc.

By:	/s/ Anthony Casalena
Name:	Anthony Casalena
Title:	Chief Executive Officer

POWER OF ATTORNEY
We, the undersigned directors and officers of Squarespace, Inc., hereby severally constitute and appoint Anthony Casalena, Nathan Gooden and Courtenay O’Connor, and each of them singly, our true and lawful attorneys, with full power to them, and to each of them singly, to sign for us and in our names in the capacities indicated below, all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as each of us might or could do in person, and hereby ratifying and confirming all that said attorneys, and each of them, or their substitute or substitutes, shall do or cause to be done by virtue of this Power of Attorney.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Anthony Casalena	Chief Executive Officer and Director (Principal Executive Officer)	March 9, 2023
Anthony Casalena

/s/ Nathan Gooden	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 9, 2023
Nathan Gooden

/s/ Andrew Braccia	Director	March 9, 2023
Andrew Braccia

/s/ Michael Fleisher	Director	March 9, 2023
Michael Fleisher

/s/ Liza Landsman	Director	March 9, 2023
Liza Landsman

/s/ Anton Levy	Director	March 9, 2023
Anton Levy

/s/ Jonathan Klein	Director	March 9, 2023
Jonathan Klein

/s/ Neela Montgomery	Director	March 9, 2023
Neela Montgomery