Form 10-Q
period 2023-03-31
Squarespace, Inc.
filed 2023-05-09
CIK 1496963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
_________________________________
[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of March 31, 2023, the registrant had 87,295,014 shares of Class A Common Stock, 47,844,755 shares of Class B Common Stock, and no shares of Class C Common Stock, each with a par value of $0.0001 per share, outstanding.

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

PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
SQUARESPACE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$239,327	$197,037
Restricted cash	38,170	35,583
Investment in marketable securities	—	31,757
Accounts receivable, net	11,345	10,748
Due from vendors	3,383	4,442
Prepaid expenses and other current assets	64,240	48,326
Total current assets	356,465	327,893
Property and equipment, net	51,772	51,633
Operating lease right-of-use assets	84,590	86,824
Goodwill	210,438	210,438
Intangible assets, net	38,985	42,808
Other assets	12,151	10,921
Total assets	$754,401	$730,517
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$5,738	$12,987
Accrued liabilities	89,886	64,360
Deferred revenue	300,245	269,689
Funds payable to customers	40,424	38,845
Debt, current portion	40,758	40,758
Operating lease liabilities, current portion	11,821	11,514
Total current liabilities	488,872	438,153
Deferred income taxes, non-current portion	850	788
Debt, non-current portion	463,204	473,167
Operating lease liabilities, non-current portion	107,172	110,169
Other liabilities	12,638	11,231
Total liabilities	1,072,736	1,033,508
Commitments and contingencies (see Note 10)
Stockholders’ deficit:
Class A common stock, par value of $0.0001; 1,000,000,000 shares authorized as of March 31, 2023 and December 31, 2022, respectively; 87,295,014 and 87,754,534 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	8	8
Class B common stock, par value of $0.0001; 100,000,000 shares authorized as of March 31, 2023 and December 31, 2022, respectively; 47,844,755 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	5	5
Class C common stock (authorized May 10, 2021), par value of $0.0001; 1,000,000,000 shares authorized as of March 31, 2023 and December 31, 2022, respectively; zero shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	—	—
Additional paid in capital	859,417	875,737
Accumulated other comprehensive loss	(1,191)	(1,665)
Accumulated deficit	(1,176,574)	(1,177,076)
Total stockholders’ deficit	(318,335)	(302,991)
Total liabilities and stockholders’ deficit	$754,401	$730,517
The accompanying notes are an integral part of these financial statements.

SQUARESPACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue	$237,028	$207,762
Cost of revenue	42,950	36,649
Gross profit	194,078	171,113
Operating expenses:
Research and product development	58,570	57,328
Marketing and sales	101,672	112,906
General and administrative	32,340	35,981
Total operating expenses	192,582	206,215
Operating income/(loss)	1,496	(35,102)
Interest expense	(8,094)	(2,449)
Other (loss)/income, net	(840)	1,511
Loss before benefit from/(provision for) income taxes	(7,438)	(36,040)
Benefit from/(provision for) income taxes	7,940	(56,820)
Net income/(loss)	$502	$(92,860)

Net income/(loss) per share attributable to Class A, Class B and Class C common stockholders, basic	$0.00	$(0.67)
Net income/(loss) per share attributable to Class A, Class B and Class C common stockholders, dilutive	$0.00	$(0.67)
Weighted-average shares used in computing net income/(loss) per share attributable to Class A, Class B and Class C stockholders, basic	134,917,610	139,423,228
Weighted-average shares used in computing net income/(loss) per share attributable to Class A, Class B and Class C stockholders, dilutive	137,182,268	139,423,228
The accompanying notes are an integral part of these financial statements.

SQUARESPACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/LOSS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Net income/(loss)	$502	$(92,860)
Other comprehensive income/(loss)
Foreign currency translation adjustment	258	(801)
Unrealized gain/(loss) on marketable securities, net of income taxes	216	(178)
Total other comprehensive income/(loss)	474	(979)
Total comprehensive income/(loss)	$976	$(93,839)
The accompanying notes are an integral part of these financial statements.

SQUARESPACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
(in thousands, except share and per share data)
(unaudited)
Three Months Ended March 31, 2023 and 2022

	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2022	87,754,534	$8	47,844,755	$5	—	$—	$875,737	$(1,665)	$(1,177,076)	$(302,991)
Stock-based compensation	—	—	—	—	—	—	22,595	—	—	22,595
Stock option exercises	13,050	—	—	—	—	—	52	—	—	52
Vested RSUs converted to common shares	1,357,462	—	—	—	—	—	—	—	—	—
Taxes paid related to net share settlement of equity awards	(573,862)	—	—	—	—	—	(13,369)	—	—	(13,369)
Repurchase and retirement of Class A common stock	(1,256,170)	—	—	—	—	—	(25,321)	—	—	(25,321)
Excise tax on repurchase of Class A common stock	—	—	—	—	—	—	(277)	—	—	(277)
Net loss	—	—	—	—	—	—	—	—	502	502
Total other comprehensive income, net of taxes	—	—	—	—	—	—	—	474	—	474
Balance at March 31, 2023	87,295,014	$8	47,844,755	$5	—	$—	$859,417	$(1,191)	$(1,176,574)	$(318,335)

	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2021	90,826,625	$9	48,344,755	$5	—	$—	$911,570	$(208)	$(924,855)	$(13,479)
Stock-based compensation	—	—	—	—	—	—	24,160	—	—	24,160
Stock option exercises	343,687	—	—	—	—	—	1,141	—	—	1,141
Vested RSUs converted to common shares	680,134	—	—	—	—	—	—	—	—	—
Taxes paid related to net share settlement of equity awards	(287,455)	—	—	—	—	—	(7,672)	—	—	(7,672)
Net loss	—	—	—	—	—	—	—	—	(92,860)	(92,860)
Total other comprehensive loss, net of taxes	—	—	—	—	—	—	—	(979)	—	(979)
Balance at March 31, 2022	91,562,991	$9	48,344,755	$5	—	$—	$929,199	$(1,187)	$(1,017,715)	$(89,689)
The accompanying notes are an integral part of these financial statements.

SQUARESPACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022
OPERATING ACTIVITIES:
Net income/(loss)	$502	$(92,860)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	7,241	8,058
Stock-based compensation	22,126	24,097
Deferred income taxes	62	—
Non-cash lease (income)/expense	(466)	328
Other	93	261
Changes in operating assets and liabilities:
Accounts receivable and due from vendors	411	(1,361)
Prepaid expenses and other current assets	(13,697)	31,896
Accounts payable and accrued liabilities	16,960	42,220
Deferred revenue	29,279	21,538
Funds payable to customers	1,580	10,847
Other operating assets and liabilities	64	2,246
Net cash provided by operating activities	64,155	47,270
INVESTING ACTIVITIES:
Proceeds from the sale and maturities of marketable securities	39,664	7,340
Purchases of marketable securities	(7,824)	(4,027)
Purchase of property and equipment	(3,075)	(3,359)
Net cash provided by/(used in) investing activities	28,765	(46)
FINANCING ACTIVITIES:
Principal payments on debt	(10,189)	(3,396)
Payments for repurchase and retirement of Class A common stock	(25,321)	—
Taxes paid related to net share settlement of equity awards	(12,760)	(7,556)
Proceeds from exercise of stock options	92	1,141
Net cash used in financing activities	(48,178)	(9,811)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	135	(217)
Net increase in cash, cash equivalents and restricted cash	44,877	37,196
Cash, cash equivalents, and restricted cash at the beginning of the period	232,620	233,680
Cash, cash equivalents, and restricted cash at the end of the period	$277,497	$270,876

Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$239,327	$230,492
Restricted cash	38,170	40,384
Cash, cash equivalents, and restricted cash at the end of the period	$277,497	$270,876

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
Cash paid during the year for interest	$7,985	$2,149
Cash paid during the year for income taxes	$10,163	$1

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCE ACTIVITIES
Purchases of property and equipment included in accounts payable and accrued liabilities	$22	$1,332
Capitalized stock-based compensation	$469	$63
Accrued taxes related to net share settlement of equity awards	$645	$116
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
The Company will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which the Company’s total annual gross revenue is at least $1,235,000, (ii) the last day of the fiscal year following the fifth anniversary of the completion of the Company's direct listing (iii) the date on which the Company issued more than $1,000,000 in non-convertible debt securities during the prior three-year period, or (iv) the date on which the Company becomes a large accelerated filer.
2.Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The Company’s condensed consolidated financial statements and related notes have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and include the Company’s wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission. The condensed balance sheet data as of December 31, 2022 was derived from the Company's audited financial statements but does not include all disclosures required by U.S. GAAP. Therefore, these unaudited, condensed, consolidated financial statements and accompanying notes should be read in conjunction with the Company's annual consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K filed with the SEC on March 9, 2023. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for the fair statement of the Company’s financial information.
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
Significant estimates include but are not limited to (i) the recognition and measurement of loss contingencies; (ii) the inputs used in the valuation of acquired intangible assets; (iii) the inputs used in the quantitative assessment over goodwill impairment (iii) the grant date fair value of stock-based awards; (iv) the recognition, measurement and valuation of current and deferred income taxes; (v) existence of applicable indirect tax nexus in different jurisdictions and associated indirect tax liabilities; and (vi) the incremental borrowing rate for operating lease liabilities. The Company evaluates its assumptions and estimates on an ongoing basis and adjusts prospectively, if necessary.
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
As of March 31, 2023 and December 31, 2022, no single customer accounted for more than 10% of the Company’s accounts receivable. Additionally, no single customer accounted for more than 10% of the Company’s revenue during the three months ended March 31, 2023 and 2022.
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
Restricted Cash and Payment Processing Transactions
As a result of the Company's acquisition of Tock, Inc. during the year ended December 31, 2021, the Company processes certain payments and holds funds on behalf of its restaurant customers consisting of diner prepayments for restaurant reservations as well as to-go orders. While the Company does not have any contractual obligations to hold such cash as restricted, the diner prepayments and associated sales tax are included in restricted cash in the condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022.
In addition, the Company recognizes the liability due to restaurant customers in funds payable to customers and the associated sales tax payable in accrued liabilities in the condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022. Funds are remitted to the restaurant customers based on the stipulated contract terms. In addition to restricted cash held on behalf of restaurant customers, the Company recognizes in-transit receivables from certain third-party vendors which assist in processing and settling payment transactions due to a clearing period before the related cash is received or settled. In-transit receivables are included in due from vendors in the condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022.
The following table represents the assets and liabilities related to payment processing transactions:

	March 31, 2023	December 31, 2022
Restricted cash	$38,170	$35,583
Due from vendors	3,383	4,442
Total payment processing assets	41,553	40,025
Funds payable to customers	(40,424)	(38,845)
Sales tax payable	(1,129)	(1,180)
Total payment processing liabilities	(41,553)	(40,025)
Total payment processing transactions, net	$—	$—
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
See “Note 5. Fair Value of Financial Instruments” for further information.
Leases
The Company adopted ASC Topic 842, Leases ("ASC Topic 842"), as of January 1, 2022. The Company determines if an arrangement is or contains a lease at inception by assessing whether the arrangement conveys the right to control the use of an identified asset. The Company classifies, measures and recognizes a lease liability on the lease commencement date based on the present value of lease payments over the remaining lease term. As of March 31, 2023, the Company's leases are classified as operating leases. The Company uses an estimated incremental borrowing rate based on information available at the lease commencement date in determining the present value of future payments as the rate implicit in the lease is not generally known. The incremental borrowing rate is based on the rate of interest the Company would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Operating right-of-use assets related to operating lease liabilities equal the amount of the initial measurement of the lease liability adjusted for any initial direct costs, prepaid rent and lease incentives received. Lease terms that are used in determining operating lease liabilities at lease inception may include options to extend or terminate the leases and when it is reasonably certain that the Company will exercise such options. Operating lease expense is recorded on a straight-line basis over the lease term. The straight-line expense is allocated within the condensed consolidated statements of operations based on departmental employee headcount. Variable lease costs are recognized as incurred and allocated within the condensed consolidated statements of operations based on departmental employee headcount. The Company has applied practical expedients for lease agreements with lease and non-lease components, and in such cases, accounts for the components as a single lease component. The Company has also elected not to recognize operating right-of-use assets and operating lease liabilities for any lease with an original lease term of less than one year.
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
See “Note 11. Leases” for further information on impairment losses on leases recorded during the year ended December 31, 2022.
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
Accounting Pronouncements Recently Adopted
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers ("ASC 2021-08"). This standard requires that an entity recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC Topic 606, Revenue from Contracts with Customers, as if the acquirer had originated the contracts. ASU 2021-08 is effective for fiscal years and interim periods in those years beginning after December 15, 2022 for nonpublic entities with early adoption permitted. The Company adopted this standard as of January 1, 2023, however, as the Company has not completed any acquisitions subsequent to the date of adoption, the adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.
In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. This standard defers the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. ASU No. 2022-06 is effective upon issuance of this update for all entities that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The Company adopted this standard as of December 31, 2022 and will continue to assess the impact of this standard in its condensed consolidated financial statements as the Company determines the timing of transitioning prior to December 31, 2024.
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

	Three Months Ended March 31, 2023
	Presence	Commerce	Total
Subscription revenue
Transferred over time	$159,580	$54,056	$213,636
Transferred at a point in time	4,144	—	4,144
Non-subscription revenue
Transferred over time	599	895	1,494
Transferred at a point in time	68	17,686	17,754
Total revenue	$164,391	$72,637	$237,028

	Three Months Ended March 31, 2022
	Presence	Commerce	Total
Subscription revenue
Transferred over time	$139,776	$47,055	$186,831
Transferred at a point in time	3,658	—	3,658
Non-subscription revenue
Transferred over time	398	846	1,244
Transferred at a point in time	113	15,916	16,029
Total revenue	$143,945	$63,817	$207,762
Revenue by Geography
Revenue by geography is based on the customer’s self-reported country identifier or, if not available, the billing address or IP address, and was as follows:

	Three Months Ended March 31,
	2023	2022
United States	$169,754	$146,819
International	67,274	60,943
Total revenue	$237,028	$207,762
Currently no individual country contributes greater than 10% of total international revenue.
Deferred Revenue
The deferred revenue balance as of March 31, 2023 and December 31, 2022 represents the Company’s aggregate remaining performance obligations that are expected to be recognized as revenue in subsequent periods. Generally, the Company’s contracts are for one year or less and the value for contracts with terms greater than one year is not material. The change in deferred revenue primarily reflects cash payments received during the period for which the performance obligation was not satisfied prior to the end of the period partially offset by $124,130 and $108,622 of revenues recognized during the three months ended March 31, 2023 and 2022, respectively.
Capitalized Contract Costs
Assets capitalized related to contract costs consisted of the following:

	March 31, 2023	December 31, 2022
Capitalized referral fees, current	$6,947	$6,368
Capitalized referral fees, non-current	9,044	8,168
Capitalized app fees, current	973	971
Sales commissions, current	489	479
Sales commissions, non-current	153	159
Total capitalized contract costs	$17,606	$16,145
Amortization of capitalized contract costs was $2,928 and $2,629 for the three months ended March 31, 2023 and 2022, respectively, and was included in marketing and sales in the condensed consolidated statements of operations.

SQUARESPACE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
There were no impairment charges recognized related to capitalized contract costs for the three months ended March 31, 2023 and 2022.
Obligations for Returns, Refunds and Other Similar Obligations
The Company did not have any material change in revenue recognition from a previous period due to refunds, change in transaction price or other consideration variables. As of March 31, 2023 and December 31, 2022, obligations for refunds were $438 and $400, respectively, and were included in accrued liabilities in the condensed consolidated balance sheets.
4.Investment in Marketable Securities
During the three months ended March 31, 2023, the Company sold all of its available-for-sale (“AFS”) marketable securities in the form of corporate bonds and commercial paper, asset backed securities and U.S. treasuries and deposited the proceeds into Money Market funds which are Level 1 on the fair market value hierarchy. Please see "Note 5. Fair Value of Financial Instruments" for further information.
The following tables represent the amortized cost, gross unrealized gains and losses and fair market value of the Company’s AFS marketable securities as of December 31, 2022:

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
Corporate bonds and commercial paper	$19,849	$—	$(74)	$19,775
Asset backed securities	2,219	1	(12)	2,208
U.S. treasuries	9,905	—	(131)	9,774
Total investment in marketable securities	$31,973	$1	$(217)	$31,757
The Company's gross unrealized losses and fair values for those investments that were in an unrealized loss position as of December 31, 2022, aggregated by investment category and the length of time that individual securities have been in a continuous loss position are as follows:

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
The Company recognized unrealized losses of $216 and $178 with respect to its AFS securities during the three months ended March 31, 2023 and 2022, respectively. The unrealized losses were due to changes in market rates and the Company has determined the losses are temporary in nature. These unrealized losses were classified in accumulated other comprehensive loss in the condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022.
The Company reviews AFS marketable securities on a recurring basis to evaluate whether or not any securities have experienced an other-than-temporary decline in fair value. Some factors considered in establishing an expected credit loss on AFS marketable securities are the length of time and extent to which the market value has been less than the cost, the financial condition and near-term prospects of the issuer, the Company's intent to sell, and whether it is more likely than not the Company will be required to sell the investment before recovery of the investments amortized cost basis. The Company did not have any AFS marketable securities for which an expected credit loss has been recorded as the Company's AFS marketable securities with an amortized cost basis lower than fair value were not considered other-than-temporary declines in fair value. In the instance that the Company has AFS marketable securities at an amortized cost basis lower than fair value, the Company does not intend to sell, nor is it more-likely-than not the Company would be required to sell, the AFS marketable security prior to recovery.

SQUARESPACE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
The contractual maturities of the investments classified as marketable securities were as follows:

December 31, 2022
Due within 1 year	$28,564
Due in 1 year through 5 years	3,193
Total investment in marketable securities	$31,757
5.Fair Value of Financial Instruments
A summary of the Company’s investments in marketable securities (including, if applicable, those marketable securities classified as cash and cash equivalents) were as follows:

	March 31, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$115,494	$—	$—	$115,494
Total	$115,494	$—	$—	$115,494

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$82,584	$—	$—	$82,584
Available-for-sale debt securities
Corporate bonds and commercial paper	—	19,775	—	19,775
Asset backed securities	—	2,208	—	2,208
U.S. treasuries	9,774	—	—	9,774
Total	$92,358	$21,983	$—	$114,341
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
For certain other financial instruments, including accounts receivable, accounts payable and accrued liabilities, the carrying amounts approximate the fair value of such instruments due to the relatively short maturity of these balances. The Company records debt obligations at their approximate fair values as they are based upon rates available to the Company for obligations of similar terms and maturities.
6.Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	March 31, 2023	December 31, 2022
Prepaid advertising expenses	$1,097	$7,045
Prepaid income taxes	36,422	17,134
Prepaid operational expenses	18,321	14,780
Prepaid referrals, current	6,947	6,368
Other current assets	1,453	2,999
Total prepaid expenses and other current assets	$64,240	$48,326

SQUARESPACE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
7.Accrued Liabilities
Accrued liabilities consisted of the following:

	March 31, 2023	December 31, 2022
Accrued marketing expenses	$31,242	$14,620
Accrued indirect taxes	36,958	33,486
Accrued product expenses	10,519	4,524
Accrued payroll expense	4,333	4,985
Other accrued expenses	6,834	6,745
Total accrued liabilities	$89,886	$64,360
8.Debt
Debt outstanding as of March 31, 2023 and December 31, 2022 was as follows:

	March 31, 2023	December 31, 2022
Term Loan	$506,076	$516,266
Less: unamortized original issue discount	(1,731)	(1,917)
Less: unamortized deferred financing costs	(383)	(424)
Less: debt, current	(40,758)	(40,758)
Total debt, non-current	$463,204	$473,167
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
Borrowings under the Credit Facility are subject to an interest rate equal to LIBOR plus the applicable margin based on our Consolidated Total Debt to Consolidated EBITDA ratio. The applicable margin was 1.50% and 1.50% as of March 31, 2023 and 2022, respectively. The effective interest rate was 6.38% and 2.00% as of March 31, 2023 and 2022, respectively.
As of March 31, 2023, $7,255 was outstanding under the Revolving Credit Facility in the form of outstanding letters of credit and $17,745 remained available for borrowing by the Company. The letters of credit issued as of March 31, 2023 were related to certain of the Company's operating lease agreements for offices that require security deposits in the form of an irrevocable letter of credit. During the three months ended September 30, 2022, the letter of credit for the Company's security deposit related to its New York, NY headquarters was reduced by $2,388 due to a scheduled step-down per the lease agreement. The letters of credit issued are subject to a fee equal to the interest rate on the Credit Facility. In addition, the Revolving Credit Facility is subject to an unused commitment fee of 0.20% to 0.25%, depending on the consolidated total debt to consolidated EBITDA ratio as defined by the 2020 Credit Agreement, payable quarterly to the lenders in respect of the unutilized commitments.
The 2020 Credit Agreement contains certain customary affirmative covenants and events of default. The negative covenants in the Credit Facility include, among other items, limitations on the ability, subject to negotiated exceptions, to incur additional indebtedness or issue additional preferred stock of the Company, to create or issue certain liens on certain assets, to enter into agreements related to mergers and acquisitions, including the sale of certain assets or disposition of assets, or declare, make or pay dividends and distributions. The 2020 Credit Agreement contains certain negative covenants for an indebtedness to consolidated EBITDA ratio, as defined by the 2020 Credit Agreement, and commencing with December 31, 2020 and all fiscal quarters thereafter through maturity. As a result of the Modification, commencing with the fiscal quarter ended December 31, 2020, the Company is required to maintain an indebtedness to consolidated EBITDA ratio of not more than 4.50, tested as of the last day of each fiscal quarter, with a step-down to 4.25 for the fiscal quarters ending March 31, 2022 and June 30, 2022, a further step-down to 4.00 for the fiscal quarters ending September 30, 2022 and December 31, 2022 and a final step-down to 3.75 for the fiscal quarter ending March 31, 2023 and each fiscal quarter thereafter (the “Financial Covenant”), subject to customary equity cure rights. The Financial Covenant is subject to a 0.50

SQUARESPACE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
step-up in the event of a material permitted acquisition, which the Company can elect to implement up to two times during the life of the facility. The Company did not elect to implement this step-up as a result of the acquisition of Tock. If the Company is not in compliance with the covenants under the 2020 Credit Agreement or the Company otherwise experiences an event of default, the lenders would be entitled to take various actions, including acceleration of amounts due under the 2020 Credit Agreement. As of March 31, 2023, the Company was in compliance with all applicable covenants, including the Financial Covenant.
Consolidated EBITDA is defined in the Credit Agreement as net income/(loss) adjusted to exclude interest expense, other (loss)/income, net, benefit from/(provision for) income taxes, depreciation and amortization, and stock-based compensation expense. In addition, consolidated EBITDA also allows for other adjustments such as the exclusion of transaction costs, changes in deferred revenue, and other costs that may be considered non-recurring.
Scheduled Principal Payments
The scheduled principal payments required under the terms of the 2020 Credit Facility are as follows:

Year Ending December 31,	Amount
Remainder of 2023	$30,568
2024	40,758
2025	434,750
Total	$506,076
9.Income Taxes
For interim periods, the Company uses the estimated annual effective tax rate method under which the Company determines its provision for income taxes based on the current estimate of its annual effective tax rate except for jurisdictions for which a loss is expected for the year and no benefit can be realized for those losses, and the tax effect of discrete items occurring during the period. The estimated annual effective tax rate is based on forecasted annual results which may fluctuate due to significant changes in the forecasted or actual results and any other transaction that results in differing tax treatment.
For the three months ended March 31, 2023 and 2022, the Company recorded an income tax benefit of $7,940 and an income tax expense of $56,820 respectively, which resulted in an effective tax rate of (106.7)% and 157.7%, respectively.
The Company’s estimated annual effective income tax rate for the three months ended March 31, 2023 differed from the statutory rate of 21% primarily due to the change in the valuation allowance for deferred tax assets related primarily to the capitalization of research and development expenditures as required by the 2017 Tax Cuts and Jobs Act, nondeductible executive compensation, unrecognized tax benefits, state and local income taxes, global intangible low-taxes income, and nondeductible expenses, partially offset by research and development tax credits, deduction from foreign-derived intangible income, and the effect of foreign operations.
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
As of March 31, 2023, the Company had unrecognized tax benefits of $11,943, all of which has been recorded to other liabilities and of which $1,100 would affect the effective tax rate if recognized. As of March 31, 2022, the Company had unrecognized tax benefits of $11,109, of which $2,777 would affect the effective tax rate if recognized and the remainder of $8,332 would not affect the effective tax rate due to the valuation allowance. The increase was primarily due to tax positions taken during the current and prior periods. The Company is unable to reasonably estimate the timing of long-term payments or the amount by which the liability will increase or decrease. The Company believes that its unrecognized tax benefits will decrease by approximately $1,161 within the next twelve months due to expiring statutes of limitation. The Company’s policy is to classify accrued interest and penalties related to unrecognized tax benefits in the benefit from/(provision for) income taxes in the condensed consolidated statement of operations. Accrued interest and penalties were $249 as of March 31, 2023. There were no accrued interest and penalties as of March 31, 2022.
The Company’s corporate federal income tax returns for the years ended December 31, 2012 through December 31, 2022 remain subject to examination by the Internal Revenue Service. The Company’s corporate income tax returns for the years ended December 31, 2017 through December 31, 2022 remain subject to examination by taxing authorities in various

SQUARESPACE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
U.S. states and Ireland. In addition, in the U.S., any net operating losses or credits that were generated in prior years but utilized in open years may also be subject to examination.
On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (the "Inflation Reduction Act") into law. The Inflation Reduction Act contains certain tax measures, including a corporate alternative minimum tax of 15% on some large corporations and a nondeductible 1% excise tax on the net value of certain share repurchases made after December 31, 2022 by covered corporations. The Company recorded $277 related to the excise tax on share repurchases in additional paid in capital in the condensed consolidated balance sheet as of March 31, 2023.
On December 15, 2022, the Ireland Finance Act 2022 was signed into Irish law. With the enactment of the Ireland Finance Act 2022, qualifying Ireland-related research and development tax credits do not depend on the generation of future taxable income. As a result, the Company determined these credits to be a credit to research and development expenses in the form of a government grant as analogized under International Accounting Standards 20, Accounting for Government Grants and Disclosure of Government Assistance. During the three months ended March 31, 2023 the Company recognized Ireland-related research and development tax credits of $276 as a reduction to research and product development in the condensed consolidated statement of operations.
10.Commitments and Contingencies
Indirect Taxes
The Company is subject to indirect taxation in some, but not all, of the various U.S. states and foreign jurisdictions in which it conducts business. Therefore, the Company has an obligation to charge, collect and remit Value Added Tax (“VAT”) or Goods and Services Tax (“GST”) in connection with certain foreign sales transactions and sales and use tax in connection with eligible sales to subscribers in certain U.S. states. On June 21, 2018, the U.S. Supreme Court overturned the physical presence nexus standard and held that states can require remote sellers to collect sales and use tax. In addition, U.S. states and foreign jurisdictions have and continue to enact laws which expand tax collection and remittance obligations that could apply to a platform like the Company's. As a result of these rulings, recently enacted laws, and the scope of the Company’s operations, taxing authorities continue to provide regulations that increase the complexity and risks to comply with such laws and could result in substantial liabilities, prospectively as well as retrospectively. Based on the information available, the Company continues to evaluate and assess the jurisdictions in which indirect tax nexus exists and believes that the indirect tax liabilities are adequate and reasonable. However, due to the complexity and uncertainty around the application of these rules by taxing authorities, results may vary materially from the Company’s expectations. The Company had an indirect tax liability of $36,958 and $33,486 as of March 31, 2023 and December 31, 2022, respectively, which is included in accrued liabilities in the condensed consolidated balance sheets.
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
11.Leases
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
On March 10, 2022, the Company entered into an agreement to sublease a portion of one of its office spaces in Chicago, IL through the existing termination date of May 30, 2023. The Company expects to receive total lease payments of approximately $409 over the term of the sublease. During the three months ended March 31, 2023 and 2022, the Company recorded sublease income of $91 and $95, respectively, related to the Chicago, IL office space sublease.

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
Additionally, during the year ended December 31, 2022, the Company determined the carrying value of certain right-of-use assets were not recoverable based on undiscounted future cash flows. The Company used the income approach to determine the fair value of the right-of-use assets, including Level 3 inputs of the fair market value hierarchy, based on discounted projected future cash flows over the remaining lease term using a discount rate similar to the current incremental borrowing rate. As a result, the Company recorded aggregated impairment losses of $2,038 in general and administrative expenses in the consolidated statements of operations during the year ended December 31, 2022.
The components of operating lease expense, net recognized in the condensed consolidated statements of operations were as follows:

	Three Months Ended March 31,
	2023	2022
Operating lease costs
Operating lease costs	$3,455	$3,853
Variable lease costs	764	346
Short-term lease costs	75	—
Operating lease income
Sublease income	$182	$95
Total operating lease expense, net	$4,112	$4,104
Supplemental disclosure of cash and non-cash operating activities related to operating leases were as follows:

	Three Months Ended March 31,
	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities, net of cash received for lease incentives	$3,922	$3,528
As of March 31, 2023, the weighted-average lease term and discount rate related to operating leases were as follows:

March 31, 2023
Weighted-average remaining lease term (in years)	8.02
Weighted-average discount rate use in measuring operating lease liabilities	3.76%
As of March 31, 2023, maturities of operating lease liabilities were as follows:

Year Ending December 31,	Amount
Remainder of 2023	$11,934
2024	16,496
2025	16,882
2026	17,606
2027	17,069
Thereafter	58,474
Total operating lease payments	138,461
Less: imputed interest	(19,468)
Total operating lease liabilities	$118,993

SQUARESPACE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
12.Stockholders’ Deficit
Class A Common Stock
Each holder of shares of Class A common stock shall be entitled to one vote for each share held. As of March 31, 2023, the number of authorized shares of Class A common stock, par value $0.0001 per share, by the Company is 1,000,000,000.
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
During the three months ended March 31, 2023, the Company repurchased 1,256,170 shares and paid cash of $25,321, including commissions of $25, under the Stock Repurchase Plan through open market purchases. The weighted-average price per share for the share repurchases was $22.04 during the three months ended March 31, 2023. As of March 31, 2023, approximately $54,486 remained available for stock repurchase pursuant to the Stock Repurchase Plan.
Class B Common Stock
Each holder of shares of Class B common stock shall be entitled to ten votes for each share held.
Each outstanding share of the Company's Class B common stock is convertible into one share of Class A common stock at any time. As of March 31, 2023, the number of authorized shares of Class B common stock, par value $0.0001 per share, by the Company is 100,000,000.
Class C Common Stock
On May 10, 2021, the Company created Class C common stock pursuant to the Company's amended and restated certificate of incorporation. The Company authorized 1,000,000,000 shares of the new Class C common stock, par value $0.0001 per share. The board of directors has the authority, without stockholder approval except as required by the NYSE, to issue shares of the Company's Class C common stock. The new Class C common stock is not convertible into shares of Class A common stock or shares of Class B common stock and has no voting rights. As of March 31, 2023, the Company has not issued any shares of the new Class C common stock.
Dividends
The Company shall not declare or pay dividends on Class A common stock, Class B common stock or Class C common stock unless the same dividend or distribution with the same record date and payment dated shall be declared or paid on all shares of Class A, Class B and Class C common stock.
During the three months ended March 31, 2023 and 2022, the Company did not declare any dividends.

SQUARESPACE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
13.Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss activity for the three months ended March 31, 2023 and 2022 was as follows:

	Foreign Currency Translation Adjustments	Net Unrealized (Losses)/Gains on Marketable Securities	Total Accumulated Other Comprehensive (Loss)/Income
Balance at December 31, 2022	$(1,449)	$(216)	$(1,665)
Other comprehensive income before reclassifications	258	216	474
Other comprehensive income	258	216	474
Balance at March 31, 2023	$(1,191)	$—	$(1,191)

	Foreign Currency Translation Adjustments	Net Unrealized Losses on Marketable Securities	Total Accumulated Other Comprehensive Loss
Balance at December 31, 2021	$(170)	$(38)	$(208)
Other comprehensive loss before reclassifications	(801)	(178)	(979)
Other comprehensive loss	(801)	(178)	(979)
Balance at March 31, 2022	$(971)	$(216)	$(1,187)
Amounts reclassified out of accumulated other comprehensive loss, net of taxes, during the three months ended March 31, 2023 and 2022 were not material.
14.Stock-based Compensation
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
Stock options in common stock exercised were 13,050 and 343,687 during the three months ended March 31, 2023 and 2022, respectively. Cash consideration for stock options exercised was $52 and $1,141 during the three months ended March 31, 2023 and 2022, respectively.
Restricted Stock Units (RSUs) and Performance Stock Units (PSUs)
Squarespace, Inc. 2017 Equity Incentive Plan
On November 17, 2017, the Company’s board of directors approved the Squarespace, Inc. 2017 Equity Incentive Plan (“the 2017 Plan”). Under the 2017 Plan, the Company may grant shares of its Class A common stock in the form of RSUs, PSUs, stock options, stock appreciation rights and other stock awards. RSUs generally vest over four years and are measured based on the fair market value of the underlying Class A common stock on the date of grant, as determined by the Company’s board of directors. During the three months ended March 31, 2023 and 2022, there were 459,197 and 680,134 shares that vested under the 2017 plan of which 192,211 and 287,455 shares were reacquired in order to satisfy employee tax obligations, respectively. After April 15, 2021, no additional grants issued from the 2017 Plan.
Squarespace, Inc. 2021 Equity Incentive Plan
On March 25, 2021, the Company’s board of directors adopted the Squarespace, Inc. 2021 Equity Incentive Plan (“the 2021 Plan”) which was approved by the stockholders on May 3, 2021 and went into effect on May 9, 2021. Under the 2021 Plan, the Company may grant shares of its Class A common stock in the form of RSUs, PSUs, stock options, stock appreciation rights and other stock awards.
During the three months ended March 31, 2023 and 2022, the Company granted 4,936,199 and 4,518,476 shares of Class A common stock in the form of RSUs under the 2021 Plan. RSUs are subject to continuous service and generally vest over four years and are measured based on the closing price of the Company's Class A common stock as reported on the date of grant. During the three months ended March 31, 2023, there were 898,265 shares that vested under the 2021 Plan of

SQUARESPACE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
which 381,651 shares were reacquired in order to satisfy employee tax obligations. During the three months ended March 31, 2022, there were no RSUs that vested under the 2021 Plan.
During the three months ended March 31, 2023, the Company granted 148,231 shares of Class A common stock in the form of PSUs under the 2021 Plan. PSUs will generally vest over 3 years and are subject to continuous service and the achievement of certain uFCF margin and revenue growth targets. The percentage of PSUs that will vest can range from 0% to 200% based on the growth targets that are achieved. PSUs are measured based on the closing price of the Company's Class A common stock as reported on the date of grant. The related stock-based compensation expenses are recorded over the vesting period or requisite service period if the performance conditions are probable of being met and included in the condensed consolidated statements of operations.
Casalena Performance Award
On April 15, 2021 (“Grant Date”), the board of directors of the Company approved an RSU grant to Anthony Casalena, CEO, of 2,750,000 Class A common shares (“Casalena Performance Award”). The Casalena Performance Award vesting is contingent on both service- and market-based vesting conditions. The Company estimated the fair value of the Casalena Performance Award using a Monte Carlo simulation with a weighted-average grant date fair value of $30.38 per Class A common share. The Company will recognize the fair value of the award as stock-based compensation expense using the accelerated attribution method over the longer of (i) the period of time the market condition for each tranche is expected to be met (i.e., the derived service period) or (ii) the service vesting condition of four years. During the three months ended March 31, 2023 and 2022, the Company recorded compensation expense of $4,816 and $7,646, respectively, related to the Casalena Performance Award in general and administrative expenses in the condensed consolidated statements of operations.
Stock-based Compensation
The classification of stock-based compensation by line item in the condensed consolidated statements of operations was as follows:

	Three Months Ended March 31,
	2023	2022
Cost of revenue	$1,052	$624
Research and product development	10,687	10,168
Marketing and sales	1,871	1,599
General and administrative	8,516	11,706
Total stock-based compensation	$22,126	$24,097
The amount above excludes $469 and $63 of stock compensation capitalized as property and equipment, net, for the three months ended March 31, 2023 and 2022, respectively.
15.Related Party Transactions
The Company's previous Chief Financial Officer, whose resignation was effective as of July 31, 2022, was appointed as a member of the board of directors of Avalara, Inc. on August 28, 2021. Transactions between Avalara, Inc. and the Company were not material for the three months ended March 31, 2022 through the previous Chief Financial Officer’s departure.
Certain former members of Tock's senior management, whose resignation was effective as of December 15, 2022, had an ownership in several of the Company's restaurant customers. For the three months ended March 31, 2022, these restaurant customers contributed revenue of $262. As of March 31, 2022, the Company had a liability of $3,030 due to these restaurant customers, which primarily represents diner prepayments and sales tax, and is included in funds due to customers in the condensed consolidated balance sheets.
On September 1, 2014, the Company entered into an agreement with Getty Images to resell certain content to the Company’s customers. The Deputy Chairman of Getty Images is a member of the Company’s board of directors. Amounts recorded in connection with this agreement were not material for the three months ended March 31, 2023 and 2022.
16.Net Income/(Loss) per Share Attributable to Class A, Class B and Class C Common Stockholders
The Company computes net income/(loss) per share of Class A common stock, Class B common stock and Class C common stock under the two-class method required for multiple classes of common stock. The rights, including the liquidation and dividend rights, of the Class A common stock, Class B common stock and Class C common stock are substantially identical, other than voting rights. Accordingly, the Class A common stock, Class B common stock and Class C common stock share in the Company’s net income/(loss).

SQUARESPACE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
The following table sets forth the computation of basic and diluted net income/(loss) per share attributable to Class A, Class B and Class C common stockholders:

	Three Months Ended March 31,
	2023	2022
Numerator:
Net income/(loss)	$502	$(92,860)
Denominator:
Weighted-average shares used in computing net income/(loss) per share attributable to Class A, Class B and Class C stockholders, basic	134,917,610	139,423,228
Effect of dilutive securities	2,264,658	—
Weighted-average shares used in computing net income/(loss) per share attributable to Class A, Class B and Class C stockholders, dilutive	137,182,268	139,423,228
Net income/(loss) per share attributable to Class A, Class B and Class C common stockholders, basic	$0.00	$(0.67)
Net income/(loss) per share attributable to Class A, Class B and Class C common stockholders, dilutive	$0.00	$(0.67)
The following weighted-average outstanding shares of potentially dilutive securities were excluded from the computation of diluted net income/(loss) per share attributable to Class A, Class B and Class C common stockholders for the periods presented because including them would have been antidilutive:

	Three Months Ended March 31,
	2023	2022
Outstanding stock options	—	1,553,669
Restricted stock units	2,134,308	9,026,561
Total	2,134,308	10,580,230

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and the related notes and the other financial information included elsewhere in this Quarterly Report and our audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended December 31, 2022 included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 9, 2023. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual business, financial condition and results of operations could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly under “Part II. Item 1A. Risk Factors.” Our historical results are not necessarily indicative of the results that may be expected for any period in the future.
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
We primarily derive revenue from monthly and annual subscriptions to our presence and commerce solutions. Subscription revenue accounted for 91.9% and 91.7% of our total revenue for the three months ended March 31, 2023 and 2022, respectively. Payments for our subscription plans are generally collected at the beginning of the subscription period and we generally recognize the associated revenue ratably over the term of the customer contract. Non-subscription revenue primarily consists of commerce transaction fees received through revenue sharing arrangements with payment processors that handle our customers’ commerce transactions, payment processing fees received in exchange for use of our hospitality services as well as revenue we generate from third-party services we offer that provide additional functionality to our customers.
We generated revenue of $237.0 million and $207.8 million for the three months ended March 31, 2023 and 2022, respectively, and net income/(loss) of $0.5 million and $(92.9) million for the three months ended March 31, 2023 and 2022, respectively. We believe we have a predictable business model driven by stable customer acquisition and the adoption by our existing customers of additional offerings and add-on subscriptions to grow and scale with our platform as their needs evolve. No individual unique subscription accounted for more than 1% of our total bookings for the three months ended March 31, 2023 and 2022.
Key Factors Affecting Our Performance
Acquisition of new and retention of existing unique subscriptions
Acquiring and retaining unique subscriptions to our platform is the primary driver of our revenue growth. The number of unique subscriptions to our platform was 4.3 million unique subscriptions as of March 31, 2023, representing an increase of 2.5% relative to March 31, 2022. In order to support the acquisition of new unique subscriptions, we intend to continue to invest in our direct response marketing efforts and expand internationally. We view this spending as a long-term investment in our business to attract new unique subscriptions.
We believe that our easy-to-customize and design-first solutions drive consistent cash retention in our subscription base. Our historical cash retention rate is the percentage of revenue share and subscription bookings received in the current period from website and domain subscriptions in existence during the same period in the prior year. In calculating cash retention, revenue share from contractual arrangements is allocated to the relevant subscription base based on the gross merchandise value ("GMV") processed on the platform. Our historical cash retention rate for the years ended December 31, 2022, 2021 and 2020 was 84.1%, 84.4%, and 85.6%, respectively. We also look at cash retention of only our website and domain subscriptions, excluding revenue share, in order to better isolate and understand the underlying retention trends of our subscription customers. Our cash retention rate excluding revenue share is calculated as the percentage of subscription bookings received in the current period from website and domain subscriptions in existence during the same period in the prior year. Our cash retention rate, excluding revenue share, for the years ended December 31, 2022, 2021 and 2020 was 84.3%, 84.1%, and 83.6%, respectively.

The above chart represents cumulative cash from each website and domain subscription cohort for website subscription bookings and allocated revenue share from contractual arrangements. These website and domain subscription cohorts are defined by the first payment date associated with the website subscription or stand-alone domain purchase. Revenue share from contractual arrangements is allocated based on GMV for that period. For example, if the Q1 2021 cohort accounted for 3% of total GMV in Q1 2022, then 3% of the Q1 2022 revenue share from contractual arrangements is allocated to the Q1 2021 cohort in that period.
Expansion of our commerce offerings
We believe that our commerce offerings significantly expand our addressable market. Our comprehensive commerce offerings enable our customers to sell anything online, attracting a differentiated set of commerce-oriented brands to our platform.
We continue to invest and innovate our commerce offerings to enable customers to build the most impactful online stores, deepen our functionality and establish leadership in commerce services and hospitality services. Our commerce revenue was $72.6 million for the three months ended March 31, 2023, representing 13.8% growth from the same period in 2022.
Investments in product innovation
We rely on hiring and retaining a talented product development workforce. The success of our customers relies on the innovation tied to this workforce and our ability to remain agile to address customer needs. Our research and product development expenses were $58.6 million for the three months ended March 31, 2023, representing 2.2% growth over 2022.
Foreign currency fluctuations
As of March 31, 2023, we had customers in over 200 countries and territories and our international customers represented approximately 30% of our total bookings. As foreign currency exchange rates change, translation of the statements of operations of our international businesses into U.S. dollars may affect year-over-year comparability of our operating results.
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
Other (loss)/income, net
Other (loss)/income, net is primarily comprised of net investment income and realized and unrealized foreign currency gains and losses. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”
Benefit from/(provision for) income taxes
The Company accounts for income taxes under the asset and liability method, and deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying values of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The Company recognizes deferred tax assets to the extent it believes these assets are more likely than not to be realized. In making such a determination, the Company considers all positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent results of operations. A valuation allowance is provided if it is determined that it is more likely than not that the deferred tax asset will not be realized.
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
Results of operations
The following table sets forth our condensed consolidated statements of operations information for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
($ in thousands)	2023	2022
	(Unaudited)	(Unaudited)
Revenue	$237,028	$207,762
Cost of revenue(1)	42,950	36,649
Gross profit	194,078	171,113
Operating expenses:
Research and product development(1)	58,570	57,328
Marketing and sales(1)	101,672	112,906
General and administrative(1)	32,340	35,981
Total operating expenses	192,582	206,215
Operating income/(loss)	1,496	(35,102)
Interest expense	(8,094)	(2,449)
Other (loss)/income, net	(840)	1,511
Loss before benefit from/(provision for) income taxes	(7,438)	(36,040)
Benefit from/(provision for) income taxes	7,940	(56,820)
Net income/(loss)	$502	$(92,860)
__________________

(1)Includes stock-based compensation as follows:

	Three Months Ended March 31,
($ in thousands)	2023	2022
	(Unaudited)	(Unaudited)
Cost of revenue	$1,052	$624
Research and product development	10,687	10,168
Marketing and sales	1,871	1,599
General and administrative	8,516	11,706
Total stock-based compensation	$22,126	$24,097
The following table sets forth our condensed consolidated statements of operations information as a percentage of total revenue for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
	2023	2022
	(Unaudited)	(Unaudited)
Revenue	100.0%	100.0%
Cost of revenue	18.1%	17.6%
Gross profit	81.9%	82.4%
Operating expenses:
Research and product development	24.7%	27.6%
Marketing and sales	42.9%	54.3%
General and administrative	13.6%	17.3%
Total operating expenses	81.2%	99.2%
Operating income/(loss)	0.7%	(16.8)%
Interest expense	(3.4)%	(1.2)%
Other (loss)/income, net	(0.4)%	0.7%
Loss before benefit from/(provision for) income taxes	(3.1)%	(17.3)%
Benefit from/(provision for) income taxes	3.3%	(27.3)%
Net income/(loss)	0.2%	(44.6)%
The following table sets forth our condensed consolidated revenue by geographic location and our condensed consolidated revenue by geographic location as a percentage of total revenue for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,		Change
($ in thousands, except percentages)	2023	2022	Amount	%
	(Unaudited)	(Unaudited)
United States	$169,754	$146,819	$22,935	15.6%
International	67,274	60,943	6,331	10.4%
Total revenue	$237,028	$207,762	$29,266	14.1%
Percentage of total revenue:
United States	71.6%	70.7%
International	28.4%	29.3%
Total revenue	100%	100%
Comparison of the Three Months Ended March 31, 2023 and 2022
Revenue

	Three Months Ended March 31,		Change
($ in thousands, except percentages)	2023	2022	Amount	%
	(Unaudited)	(Unaudited)
Presence	$164,391	$143,945	$20,446	14.2%
Commerce	72,637	63,817	8,820	13.8%
Total revenue	$237,028	$207,762	$29,266	14.1%
Percentage of total revenue:
Presence	69.4%	69.3%
Commerce	30.6%	30.7%
Total revenue	100%	100%

Presence revenue
Presence revenue increased $20.4 million, or 14.2%, for the three months ended March 31, 2023 compared to the same period in 2022. This increase was primarily the result of the growth of our unique subscriptions, driven by strong retention of existing subscriptions and continued acquisition of new subscriptions, as well as price increases across our website subscription plans.
Commerce revenue
Commerce revenue increased $8.8 million, or 13.8%, for the three months ended March 31, 2023 compared to the same period in 2022. This increase was primarily a result of the retention of existing subscriptions and continued acquisition of new subscriptions across our commerce offerings.
Cost of revenue and gross profit

	Three Months Ended March 31,		Change
($ in thousands, except percentages)	2023	2022	Amount	%
	(Unaudited)	(Unaudited)
Cost of revenue	$42,950	$36,649	$6,301	17.2%
Gross profit	$194,078	$171,113	$22,965	13.4%
Percentage of total revenue:
Cost of revenue	18.1%	17.6%
Gross profit	81.9%	82.4%
Cost of revenue
Cost of revenue increased $6.3 million, or 17.2%, for the three months ended March 31, 2023 compared to the same period in 2022. The increase was primarily driven by increased credit card fees and hosting costs from our growing subscription base and payment processing fees from our hospitality services. The increase was also driven by increased payroll and associated benefit expenses for customer support.
Gross profit
Gross profit increased $23.0 million, or 13.4%, for the three months ended March 31, 2023 compared to the same period in 2022. As a percentage of total revenue, gross profit was 81.9% and 82.4% for the three months ended March 31, 2023 and 2022, respectively.
Operating expenses:
Research and product development

	Three Months Ended March 31,		Change
($ in thousands, except percentages)	2023	2022	Amount	%
	(Unaudited)	(Unaudited)
Research and product development	$58,570	$57,328	$1,242	2.2%
Percentage of total revenue	24.7%	27.6%
Research and product development expenses increased $1.2 million, or 2.2%, for the three months ended March 31, 2023 compared to the same period in 2022. The increase is primarily due to payroll and associated benefit expenses related to increased headcount, partially offset by capitalized internally developed software costs, in support of our product development roadmap.
Marketing and sales

	Three Months Ended March 31,		Change
($ in thousands, except percentages)	2023	2022	Amount	%
	(Unaudited)	(Unaudited)
Marketing and sales	$101,672	$112,906	$(11,234)	(9.9)%
Percentage of total revenue	42.9%	54.3%
Marketing and sales expenses decreased $11.2 million, or 9.9%, for the three months ended March 31, 2023 compared to the same period in 2022, primarily due to decreased spend related to television advertising, production expenses, and partnerships partially offset by increased payroll and associated benefit expenses as well as increased spend in direct response channels.

General and administrative

	Three Months Ended March 31,		Change
($ in thousands, except percentages)	2023	2022	Amount	%
	(Unaudited)	(Unaudited)
General and administrative	$32,340	$35,981	$(3,641)	(10.1)%
Percentage of total revenue	13.6%	17.3%
General and administrative expenses decreased $3.6 million, or 10.1%, for the three months ended March 31, 2023 compared to the same period in 2022, primarily due to a decrease in stock-based compensation expenses related to the market-performance grant issued to our CEO as well as a decrease to business expenses associated with third parties.
Interest expense

	Three Months Ended March 31,		Change
($ in thousands, except percentages)	2023	2022	Amount	%
	(Unaudited)	(Unaudited)
Interest expense	$(8,094)	$(2,449)	$5,645	230.5%
Percentage of total revenue	(3.4)%	(1.2)%
Interest expense increased $5.6 million, or 230.5%, for the three months ended March 31, 2023 compared to the same period in 2022 due to higher interest rates, driven by increased LIBOR rates, on our total debt outstanding related to our amended credit agreement.
Other (loss)/income, net

	Three Months Ended March 31,		Change
($ in thousands, except percentages)	2023	2022	Amount	%
	(Unaudited)	(Unaudited)
Other (loss)/income, net	$(840)	$1,511	$(2,351)	(155.6)%
Percentage of total revenue	(0.4)%	0.7%
Other (loss)/income, net was in a net loss position of $(0.8) million and a net income position of $1.5 million for the three months ended March 31, 2023 and 2022, respectively. The decrease is primarily due to unfavorable foreign exchange rates for the three months ended March 31, 2023 compared to the same period in 2022.
Benefit from/(provision for) income taxes
For the three months ended March 31, 2023 and 2022, we recorded income tax benefit of $7.9 million and income tax expense of $56.8 million, respectively, which resulted in an effective tax rate of (106.7)% and 157.7%, respectively.
Our effective income tax rate for the three months ended March 31, 2023 differed from the statutory rate of 21% primarily due to the change in the valuation allowance for deferred tax assets related primarily to the capitalization of research and development expenditures as required by the 2017 Tax Cuts and Jobs Act, nondeductible executive compensation, unrecognized tax benefits, state and local income taxes, global intangible low-taxed income, and nondeductible expenses, partially offset by research and development tax credits, deduction from foreign-derived intangible income, and the effect of foreign operations.
Our estimated annual effective income tax rate for the three months ended March 31, 2022 differed from the statutory rate of 21% primarily due to an increase in the valuation allowance for deferred tax assets related primarily to the capitalization of research and development expenditures, nondeductible executive compensation, unrecognized tax benefits, and global intangible low-taxed income, partially offset by research and development tax credits, windfall on stock-based compensation, deduction from foreign-derived intangible income, and the effect from foreign operations.
Quarterly Results of Operations
The following tables set forth selected unaudited quarterly statements of operations data for each of the eight fiscal quarters ended March 31, 2023, as well as the percentage of revenues that each line item represents for each quarter. The information for each of these quarters has been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") on the same basis as our audited historical condensed consolidated financial information and includes, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the results of operations for these periods. This data should be read in conjunction with our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. These quarterly results are not necessarily indicative of our results of operations to be expected for any future period.

	Three Months Ended (Unaudited)
($ in thousands)	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021
Revenue	$237,028	$228,812	$217,696	$212,702	$207,762	$207,420	$200,962	$196,010
Cost of revenue(1)	42,950	40,106	38,907	36,993	36,649	33,854	32,868	32,501
Gross profit	194,078	188,706	178,789	175,709	171,113	173,566	168,094	163,509
Operating expenses:
Research and product development(1)	58,570	56,828	54,312	58,829	57,328	50,679	48,769	48,912
Marketing and sales(1)	101,672	66,154	74,248	68,743	112,906	90,960	80,249	70,784
General and administrative(1)	32,340	37,942	38,507	39,190	35,981	31,608	32,091	284,730
Impairment charge	—	225,163	—	—	—	—	—	—
Total operating expenses	192,582	386,087	167,067	166,762	206,215	173,247	161,109	404,426
Operating income/(loss)	1,496	(197,381)	11,722	8,947	(35,102)	319	6,985	(240,917)
Interest expense	(8,094)	(7,230)	(5,209)	(3,319)	(2,449)	(2,503)	(2,491)	(2,827)
Other (loss)/income, net	(840)	(9,567)	6,869	6,217	1,511	2,138	2,101	(1,201)
(Loss)/income before benefit from/(provision for) income taxes	(7,438)	(214,178)	13,382	11,845	(36,040)	(46)	6,595	(244,945)
Benefit from/(provision for) income taxes	7,940	(19,784)	(3,277)	52,651	(56,820)	(16,264)	(3,756)	10,413
Net income/(loss)	$502	$(233,962)	$10,105	$64,496	$(92,860)	$(16,310)	$2,839	$(234,532)

Net income/(loss) attributable to Class A, Class B and Class C common stockholders, basic and dilutive	$502	$(233,962)	$10,105	$64,496	$(92,860)	$(16,310)	$2,839	$(234,532)
Net income/(loss) per share attributable to Class A, Class B, and Class C common stockholders, basic	$0.00	$(1.72)	$0.07	$0.46	$(0.67)	$(0.12)	$0.02	$(3.22)
Net income/(loss) per share attributable to Class A, Class B, and Class C common stockholders, dilutive	$0.00	$(1.72)	$0.07	$0.45	$(0.67)	$(0.12)	$0.02	$(3.22)
Weighted-average shares used in computing net income/(loss) per share attributable to Class A, Class B, and Class C stockholders, basic	134,917,610	136,340,283	137,832,634	140,082,038	139,423,228	138,970,923	138,625,579	72,900,951
Weighted-average shares used in computing net income/(loss) per share attributable to Class A, Class B, and Class C stockholders, dilutive	137,182,268	136,340,283	139,667,719	142,133,303	139,423,228	138,970,923	143,251,717	72,900,951
__________________
(1)Includes stock-based compensation as follows:

	Three Months Ended (Unaudited)
($ in thousands)	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021
Cost of revenue	$1,052	$944	$1,000	$846	$624	$450	$440	$380
Research and product development	10,687	11,099	9,462	11,508	10,168	9,210	8,782	8,245
Marketing and sales	1,871	2,450	2,252	2,395	1,599	1,472	1,716	1,569
General and administrative(a)	8,516	12,989	11,380	12,111	11,706	12,693	12,796	240,319
Total stock-based compensation	$22,126	$27,482	$24,094	$26,860	$24,097	$23,825	$23,734	$250,513
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

	Three Months Ended (Unaudited)
($ in thousands)	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021
Revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenue(1)	18.1%	17.5%	17.9%	17.4%	17.6%	16.3%	16.4%	16.6%
Gross profit	81.9%	82.5%	82.1%	82.6%	82.4%	83.7%	83.6%	83.4%
Operating expenses:
Research and product development(1)	24.7%	24.8%	24.9%	27.7%	27.6%	24.4%	24.3%	25.0%
Marketing and sales(1)	42.9%	28.9%	34.1%	32.3%	54.3%	43.9%	39.9%	36.1%
General and administrative(1)	13.6%	16.6%	17.7%	18.4%	17.3%	15.2%	16.0%	145.3%
Impairment charge	—%	98.4%	—%	—%	—%	—%	—%	—%
Total operating expenses	81.2%	168.7%	76.7%	78.4%	99.2%	83.5%	80.2%	206.4%
Operating income/(loss)	0.7%	(86.2)%	5.4%	4.2%	(16.8)%	0.2%	3.4%	(123.0)%
Interest expense	(3.4)%	(3.2)%	(2.4)%	(1.6)%	(1.2)%	(1.2)%	(1.2)%	(1.4)%
Other (loss)/income, net	(0.4)%	(4.2)%	3.2%	2.9%	0.7%	1.0%	1.0%	(0.6)%
(Loss)/income before benefit from/(provision for) income taxes	(3.1)%	(93.6)%	6.2%	5.5%	(17.3)%	—%	3.2%	(125.0)%
Benefit from/(provision for) income taxes	3.3%	(8.6)%	(1.5)%	24.8%	(27.3)%	(7.8)%	(1.9)%	5.3%
Net income/(loss)	0.2%	(102.2)%	4.7%	30.3%	(44.6)%	(7.8)%	1.3%	(119.7)%
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
As of March 31, 2023, we had cash and cash equivalents of $239.3 million and $17.7 million of available borrowing capacity under our Revolving Credit Facility, as defined below. During July 2021, we were issued an additional letter of credit for $2.5 million relating to a security deposit for our operating lease in Chicago, IL. Additionally, during September 2022, the letter of credit for our security deposit related to the New York, NY headquarters was reduced by $2.4 million due to a scheduled step-down per the lease agreement. See “Part I. Financial Information, Item 1. Financial Statements (Unaudited), Note 8. Debt.” We believe our existing cash and cash equivalents and investment in marketable securities will be sufficient to meet our operating working capital and capital expenditure requirements over the next 12 months. On January 1, 2022, a provision of the Tax Cuts and Jobs Act of 2017 went into effect which eliminates the option to deduct research and development costs in the year incurred and instead requires taxpayers to amortize such costs over five years and 15 years for domestic and foreign costs, respectively. While we expect to pay significantly higher cash tax payments during 2023, the adverse cash flow impact will diminish in future years as our capitalized research and development expenditures continue to amortize. In addition, we have also filed federal tax refund claims totaling approximately $8.7 million of which $4.0 million relates to a research and development tax credit carryback to 2018 and $4.7 million relates to a 2020 tax overpayment. We expect to receive these refunds during 2023. In addition, as of March 31, 2023, we had accrued $11.9 million of unrecognized tax benefits related to uncertain tax positions. At this time, we are unable to reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease over time. Our principal commitments consist of payments for our Credit Facility, operating leases and purchase commitments related to cloud-computing services. On May 10, 2022, the board of directors authorized a general share repurchase program of the Company’s Class A common stock of up to $200 million, with no fixed expiration. During the three months ended March 31, 2023, the Company repurchased 1.3 million shares for a total cash consideration of $25.3 million, including commissions of $0.03 million, through open market purchases at an average price per share of $22.04. As of March 31, 2023, approximately $54.5 million remained available for stock repurchase. Our future financing requirements will depend on many factors, including our growth rate, subscription renewal activity, the timing and extent of spending to support development of our platform and products, the expansion of marketing and sales activities and any future investments or acquisitions we may make. See “Part II. Item 1A. Risk Factors.”

The following table summarizes our operating, investing and financing activities for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
($ in thousands)	2023	2022
Net cash provided by/(used in):
Operating activities	$64,155	$47,270
Investing activities	$28,765	$(46)
Financing activities	$(48,178)	$(9,811)
Net cash provided by operating activities
Net cash provided by operating activities for the three months ended March 31, 2023 was $64.2 million, which reflected our net income of $0.5 million, increased by non-cash items such as $22.1 million of stock-based compensation, $7.2 million of depreciation and amortization, and $0.5 million of non-cash lease income. Cash provided by operating activities included $29.3 million in deferred revenue, $17.0 million of accounts payable and accrued liabilities, $1.6 million in funds payable to customers, $0.4 million in accounts receivables and due from vendors, which was offset by $13.7 million in prepaid expenses and other current assets.
Net cash provided by operating activities for the three months ended March 31, 2022 was $47.3 million, which reflected our net loss of $92.9 million, which was increased by non-cash items such as $24.1 million of stock-based compensation, $8.1 million of depreciation and amortization, and $0.3 million of non-cash lease expense. Cash provided by operating activities included $31.9 million in prepaid expenses and other current assets, $21.5 million in deferred revenue, $10.8 million in funds payable to customers, $42.2 million of accounts payable and accrued liabilities, which was offset by $1.4 million in accounts receivables and due from vendors.
Net cash provided by/(used in) investing activities
Net cash provided by investing activities for the three months ended March 31, 2023 was $28.8 million, which reflected $39.7 million in proceeds from the sale and maturities of marketable securities, offset by $7.8 million used to purchase marketable securities and $3.1 million spent in connection with the purchase of property and equipment.
Net cash used in investing activities for the three months ended March 31, 2022 was $0.05 million, which reflected $3.4 million spent in connection with the purchase of property and equipment, and $4.0 million used to purchase marketable securities, offset by $7.3 million in proceeds from the sale and maturities of marketable securities.
Net cash used in financing activities
Net cash used in financing activities for the three months ended March 31, 2023 was $48.2 million, which reflects $25.3 million in payments for repurchase and retirement of Class A common stock, $12.8 million in payments for taxes related to net share settlement of equity awards, and $10.2 million in principal payments on our Term Loan, partially offset by $0.1 million in proceeds from exercises of stock options.
Net cash used in financing activities for the three months ended March 31, 2022 was $9.8 million, which reflects $7.6 million in payments for taxes related to net share settlement of equity awards and $3.4 million in principal payments on our Term Loan, partially offset by $1.1 million in proceeds from exercises of stock options.
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
As of March 31, 2023, $506.1 million was outstanding under the Term Loan. The Term Loan requires scheduled quarterly principal payments beginning March 31, 2021 in aggregate annual amounts equal to 2.50% for 2021 and 2022, 7.50% for 2023 and 2024 and 10.00% for 2025, in each case, on the amended Term Loan principal amount, with the balance due at maturity. In addition, the Credit Agreement includes certain customary prepayment requirements for the Term Loan, which are triggered by events such as asset sales, incurrence of indebtedness and sale leasebacks.
As of March 31, 2023, $7.3 million was outstanding under the Revolving Credit Facility in the form of outstanding letters of credit and $17.7 million remained available for borrowing by us. The outstanding letters of credit relate to security deposits for certain of our leased locations.
The Credit Agreement contains certain customary affirmative covenants and events of default. The negative covenants in the Credit Agreement include, among others, limitations on our ability (subject to negotiated exceptions) to incur additional indebtedness or issue additional preferred stock, incur liens on assets, enter into agreements related to mergers and acquisitions, dispose of assets or pay dividends and distributions. In addition, commencing with the fiscal quarter ending December 31, 2020, we were required to maintain an indebtedness to consolidated EBITDA ratio of not more than 4.50, tested as of the last day of each fiscal quarter, with a step-down to 4.25 for the fiscal quarters ending March 31, 2022 and June 30, 2022, a further step-down to 4.00 for the fiscal quarters ending September 30, 2022 and December 31, 2022 and a final step-down to 3.75 for the fiscal quarter ending March 31, 2023 and each fiscal quarter thereafter (the “Financial Covenant”), subject to customary equity cure rights. The Financial Covenant is subject to a 0.50 step-up in the event of a material permitted acquisition, which we can elect to implement up to two times during the life of the facility. We did not elect to implement this step-up as a result of the acquisition of Tock. If we are not in compliance with the covenants under the Credit Agreement or we otherwise experience an event of default, the lenders would be entitled to take various actions, including acceleration of amounts due under the Credit Agreement. As of March 31, 2023, we were in compliance with all applicable covenants, including the Financial Covenant.
The obligations under the Credit Agreement are guaranteed by our wholly-owned domestic subsidiaries and are secured by substantially all of the assets of the guarantors, subject to certain exceptions.
Total interest expense related to our indebtedness was $8.1 million and $2.4 million for the three months ended March 31, 2023 and 2022, respectively.
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

	Three Months Ended March 31,
	2023	2022
Unique subscriptions (in thousands)	4,264	4,161
Total bookings (in thousands)	$265,789	$228,539
ARRR (in thousands)	$990,525	$869,000
ARPUS	$212.76	$204.18
Adjusted EBITDA (in thousands)	$30,863	$(2,947)
Unlevered free cash flow (in thousands)	$67,096	$45,535
GMV (in thousands)	$1,534,058	$1,574,540
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

Unique subscriptions increased 0.1 million, or 2.5%, as of March 31, 2023 compared to the same period in 2022. This increase was primarily a result of the retention of existing subscriptions and the continued acquisition of new subscriptions.
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
Total bookings increased $37.3 million, or 16.3%, for the three months ended March 31, 2023 compared to the same period in 2022. This increase was primarily a result of price increases across several of our subscription plans and an increase in our unique subscriptions.
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
ARRR increased $121.5 million, or 14.0%, as of March 31, 2023 compared to the same period in 2022. This increase was primarily a result of price increases across several of our subscription plans and the retention of existing subscriptions as well as the continued acquisition of new subscriptions.
Average revenue per unique subscription.   We calculate ARPUS as the total revenue during the preceding 12-month period divided by the average of the number of total unique subscriptions at the beginning and end of the period. We believe ARPUS is a useful metric in evaluating our ability to sell higher-value plans and add-on subscriptions.
ARPUS increased $8.58, or 4.2%, as of March 31, 2023 compared to the same period in 2022. The increase was primarily due to price increases across several of our subscription plans and a shift in revenue mix toward higher value subscription plans.
Adjusted EBITDA.   Adjusted EBITDA is a supplemental performance measure that our management uses to assess our operating performance. We calculate adjusted EBITDA as net income/(loss) excluding interest expense, other loss/(income), net, provision for/(benefit from) income taxes, depreciation and amortization, stock-based compensation expense and other items that we do not consider indicative of our ongoing operating performance. The following is a reconciliation of adjusted EBITDA to the most comparable GAAP measure, net income/(loss):

	Three Months Ended March 31,
($ in thousands)	2023	2022
Net income/(loss)	$502	$(92,860)
Interest expense	8,094	2,449
(Benefit from)/provision for income taxes	(7,940)	56,820
Depreciation and amortization	7,241	8,058
Stock-based compensation expense	22,126	24,097
Other loss/(income), net	840	(1,511)
Adjusted EBITDA	30,863	(2,947)
Adjusted EBITDA increased $33.8 million, or 1147.3%, for the three months ended March 31, 2023 compared to the same period in 2022. The increase is primarily due to an increase in revenue and a reduction in marketing and sales spend, partially offset by an increase in cash-based payroll and associated benefits related to increases in headcount.
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

	Three Months Ended March 31,
($ in thousands)	2023	2022
Cash flows from operating activities	$64,155	$47,270
Cash paid of capital expenditures	(3,075)	(3,359)
Free cash flow	61,080	43,911
Cash paid for interest, net of the associated tax benefit	6,016	1,624
Unlevered free cash flow	$67,096	$45,535
Unlevered free cash flow increased $21.6 million, or 47.4%, for the three months ended March 31, 2023 compared to the same period in 2022. This increase was primarily driven by an increase in bookings, a reduction in marketing and sales spend and an increase in cash paid for interest partially offset by an increase in cash-based payroll and associated benefits related to increases in headcount.
Gross Merchandise Value.   GMV represents the value of physical goods, content and time sold, including hospitality services, net of refunds, on our platform over a given period of time. GMV processed on our platform decreased $40.5 million, or 2.6%, for the three months ended March 31, 2023 compared to the same period in 2022. This decrease was primarily due to our scheduling product, partially offset by our hospitality services.
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
Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022. Our critical accounting policies have not significantly changed during the three months ended March 31, 2023. See "Part I. Financial Information, Item 1. Financial Statements (Unaudited), Note 2. Summary of Significant Accounting Policies" elsewhere in this Quarterly Report on Form 10-Q for more information.
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
For risks related to our status as an emerging growth company, see “Part II. Item 1A.Risk Factors, Risks Related to our Business and Industry." We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our Class A common stock less attractive to investors.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Foreign currency exchange risk
While we generate the majority of our revenue in U.S. dollars, a portion of our revenue is denominated in Euros. For the three months ended March 31, 2023, 71.6% of our revenue was denominated in U.S. dollars and 70.7% for the same period in 2022. For the three months ended March 31, 2023, 28.4% of our revenue was denominated in Euros and 29.3% for the same period in 2022. As we expand globally, we will be further exposed to fluctuations in currency exchange rates.
In addition, the assets and liabilities of our international subsidiaries are denominated in the local currencies of the subsidiaries. Accordingly, assets and liabilities of the subsidiary are translated into U.S. dollars at exchange rates in effect on the applicable balance sheet date. Income and expense items are translated at average exchange rates for the applicable period. As a result, our results of operations will be impacted by any increase or decrease in the value of the foreign currencies relative to the U.S. dollar. Transaction gains/(losses) for the three months ended March 31, 2023 and 2022 were $(1.9) million and $1.5 million, respectively.
We currently do not hedge foreign currency exposure. We may in the future hedge our foreign currency exposure and may use currency forward contracts, currency options or other common derivative financial instruments to reduce foreign currency risk. It is difficult to predict the effect that future hedging activities would have on our operating results.
Interest rate sensitivity
We had cash equivalents and marketable securities totaling $115.5 million as of March 31, 2023. Our cash equivalents are held for working capital purposes. Our investments in marketable securities are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes. Our cash equivalents and our portfolio of marketable securities are subject to market risk due to changes in interest rates. Fixed rate securities may have their market value adversely affected due to a rise in interest rates. Our future investment income may fall short of our expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates.
Borrowings under the Credit Agreement are subject to an interest rate equal to, at our option, LIBOR or ABR, in either case, plus an applicable margin. Based on the outstanding balance of the Credit Agreement as of March 31, 2023, for every 100 basis point increase in LIBOR or ABR, we would incur approximately $5.1 million of additional annual interest expense. We currently do not hedge interest rate exposure. We may in the future hedge our interest rate exposure and may use swaps, caps, collars, structured collars or other common derivative financial instruments to reduce interest rate risk. It is difficult to predict the effect that future hedging activities would have on our operating results.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023, the end of the period covered by the Quarterly Report on Form 10-Q. Based on the evaluation of our disclosure controls and procedures our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were operating effectively and our management has concluded that our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with U.S. GAAP.

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
We have historically experienced customer turnover as a result of general economic conditions and other risks affecting our customers’ businesses or needs. Many of these customers are in the entrepreneurial stage of their development and there is no guarantee that their businesses will succeed. Other customers may be looking for a shorter-term solution for a specific event. Our costs associated with renewals are substantially lower than costs associated with generating new unique subscriptions. Therefore, a reduction in retention of our unique subscriptions, even if offset by an increase in new unique subscriptions, could adversely impact our business, financial condition and results of operations. Moreover, any volatile or uncertain economic conditions and any resulting decrease in business formation or failures of SMBs could affect our ability to generate new unique subscriptions or retain existing unique subscriptions.
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
If economic conditions deteriorate, uncertainty may cause prospective or existing customers to cancel their subscriptions for our solutions and users may not have the financial means to make purchases from our customers or may delay or reduce discretionary purchases, negatively impacting our e-commerce customers and our associated results of operations. Our entrepreneurial and small business customers may be more susceptible to general economic conditions than larger businesses with greater liquidity and access to capital. It is not possible for us to predict the duration and extent to which this will affect our business, future results of operations, and financial condition at this time. The risks described herein and throughout this “Risk Factors” section could be further exacerbated by the continuation of the COVID-19 pandemic or other future adverse public health developments.
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
We also believe that the importance of brand recognition will increase as competition in our market increases and the promotion of our brand may require substantial expenditures. We have invested, and may continue to invest, substantial resources to increase our brand awareness, both generally and in specific geographies and to specific customer groups. There can be no assurance that our brand development strategies and investment of resources will enhance recognition of the Squarespace brand or lead to an increased customer base. Furthermore, our international branding efforts may prove unsuccessful due to language barriers and cultural differences. If our efforts to protect and promote our brand are not successful, our business, financial condition and results of operations may be adversely affected. In addition, even if brand recognition and loyalty increases, revenue may not increase at a level commensurate with our marketing spend.
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
In addition to risks related to license requirements, usage of open-source software can lead to greater risks than the use of third-party commercial software, as open-source licensors generally do not provide warranties, controls on the origin or development of the software or remedies against the licensors. Further, given the nature of open-source software, it may be more likely that third-parties might assert copyright and other intellectual property infringement claims against us based on our use of open-source software. Finally, use of open-source software may introduce vulnerabilities into our solutions. Disclosing the source code of our proprietary software could also make it easier for cyber attackers and other third-parties to discover or exploit vulnerabilities in or to defeat the protections of our solutions, which could result in our solutions failing to provide our customers with the security they expect. Likewise, some open source projects have known security or other vulnerabilities or architecture instabilities, or are otherwise subject to security attacks due to their wide availability, or are provided on an “as-is” basis. Many of the risks associated with usage of open-source software cannot be eliminated and could adversely affect our business, financial condition and results of operations.
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
Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions could adversely affect our liquidity, financial condition and results of operations.
We deposit substantial funds in financial institutions and may maintain cash balances at such financial institutions in excess of the Federal Deposit Insurance Corporation limit. Events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. These events could have an adverse effect on our liquidity, financial condition and results of operations.
For example, on March 10, 2023, Silicon Valley Bank was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. Although the Federal Reserve Board, the Department of the Treasury and the FDIC have taken steps to ensure that depositors at Silicon Valley Bank can access all of their funds, including funds held in uninsured deposit accounts, there is no guarantee that, in the event of the closure of other financial institutions in the future, depositors would be able to access uninsured funds or that they would be able to do so in a timely fashion.
To date, we have not experienced any adverse impact to our liquidity, financial condition or results of operations as a result of the events described above. However, uncertainty remains over liquidity concerns in the broader financial services industry and we could be adversely impacted by these developments in ways that we cannot predict at this time. Further, we cannot guarantee that we will be able to avoid negative consequences directly or indirectly from any failure of one or more financial institutions.
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
We expect there will continue to be newly enacted and proposed laws and regulations as well as emerging industry standards concerning privacy, data protection and information security in the United States, the European Union and other jurisdictions, and we cannot yet determine the impact such future laws, regulations and standards may have on our business. Such laws, regulations, standards and other obligations could impair our ability to, or the manner in which we collect or use information to target advertising to our customers, thereby having a negative impact on our ability to maintain and grow our customer base and increase revenue. For example, the CCPA requires, among other things, that covered companies such as ours provide new disclosures to California consumers and affords such consumers new rights, including the right to access and delete their information and to opt-out of certain sharing and sales of personal information or opt into certain financial incentive programs. The law also prohibits covered businesses from discriminating against consumers (e.g., charging more for services) for exercising any of their CCPA rights. The CCPA took effect on January 1, 2020 and enforcement of the CCPA by the California Attorney General began on July 1, 2020. The CCPA imposes a severe statutory damages framework as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action is expected to increase the likelihood of, and risks associated with, data breach litigation. It remains unclear how various provisions of the CCPA will be interpreted and enforced. The CCPA has been amended on multiple occasions and is the subject of regulations of the California Attorney General finalized on August 14, 2020. Additionally, the California Secretary of State certified the California Privacy Rights Act (the “CPRA”), which California voters approved on November 4, 2020. This initiative significantly modifies the CCPA, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. Virginia, Colorado, Utah and Connecticut also passed comprehensive privacy laws that will take effect in 2023. Other states may pass comparable legislation, with potentially greater penalties and more rigorous compliance requirements relevant to our business. The effects of the CCPA, and other similar state or federal laws, are potentially significant and may require us to modify our data processing practices and policies and to incur substantial costs and potential liability in an effort to comply with such legislation. Future restrictions on the collection, use, sharing or disclosure of our customers’ data or additional requirements for express or implied consent of customers for the collection, use, disclosure, sharing or other processing of such information could increase our operating expenses, require us to modify our solutions, possibly in a material manner, or stop offering certain solutions, and could limit our ability to develop and implement new solutions.
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
As of March 31, 2023, we have outstanding $506 million aggregate principal amount of borrowings under the Term Loan and $7.3 million aggregate principal amount of borrowings under the Revolving Credit Facility (as defined above). If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures or to sell assets, seek additional capital or restructure or refinance our indebtedness. Our ability to restructure or refinance our current or future debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives. We cannot assure you that our business will be able to generate sufficient levels of cash or that future borrowings or other financings will be available to us in an amount sufficient to enable us to service our indebtedness and fund our other liquidity needs. In addition, our indebtedness under the Credit Agreement (as defined below) bears interest at variable rates. Because we have variable rate debt, fluctuations in interest rates may affect our business, financial condition and results of operations.
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
As of March 31, 2023, we had customers in over 200 countries and territories and expect to continue to expand our international operations in the future. However, international sales and the use of our platform in various countries subject us to risks that we do not generally face with respect to domestic sales. These risks include, but are not limited to:
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
Our business, financial condition and results of operations are affected by fluctuations due to changes in foreign currency exchange rates. While we generate the majority of our revenue in U.S. dollars, a portion of our revenue is denominated in Euros. For the three months ended March 31, 2023, 71.6% of our revenue was denominated in U.S. dollars and 28.4% of our revenue was denominated in Euros. As we expand globally, we will be further exposed to fluctuations in currency exchange rates to the extent that the revenue that we generate in currencies other than the U.S. dollar increases. Furthermore, currency exchange rates have been especially volatile in the recent past, and these currency fluctuations have made and may continue to make it difficult for us to accurately predict our results of operations.
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
On August 16, 2022, the United States enacted the Inflation Reduction Act (the “IRA”), which among other provisions, introduced a 15% minimum tax on the adjusted financial statement income of certain large corporations and a nondeductible 1% excise tax on the net value of certain share repurchases made after December 31, 2022 by covered corporations. As of January 1, 2023, the Company began recording excise taxes related to share repurchases in additional paid in capital in the condensed consolidated balance sheet.
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
Our Class A common stock has one vote per share and our Class B common stock has ten votes per share. The multi-class structure of our common stock has the effect of concentrating voting control with our Class B common stockholders. As of March 31, 2023, Mr. Casalena holds a majority of the voting power of our outstanding capital stock. As a result, Mr. Casalena will have control over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. He may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. Corporate actions might be taken even if other stockholders oppose them. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control or other liquidity event of our company, could deprive our stockholders of an opportunity to receive a premium for their shares of Class A common stock as part of a sale or other liquidity event and might ultimately affect the trading price of our Class A common stock. Future transfers by holders of Class B common stock will generally result in those shares converting to Class A common stock, which will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term.
Pursuant to our amended and restated certificate of incorporation, we are authorized to issue 1,000,000,000 shares of Class C common stock and as of March 31, 2023, there is no Class C common stock outstanding. Although we have no current plans to issue any shares of Class C common stock in the future, we may issue shares of Class C common stock for a variety of corporate purposes, including financings, acquisitions, investments, dividends and equity incentives to our employees, consultants and directors. Under our amended and restated certificate of incorporation, our board of directors has the authority, without stockholder approval except as required by the listing standards of the NYSE, to issue additional shares of our capital stock. Because the Class C common stock carries no voting rights, is not convertible into any other capital stock and is not listed for trading on an exchange or registered for sale with the SEC, shares of Class C common stock may be less liquid and less attractive to any future recipients of these shares than shares of Class A common stock, although we may seek to list the Class C common stock for trading and register shares of Class C common stock for sale in the future. In addition, because our Class C common stock carries no voting rights and is not counted when determining whether the seven percent ownership threshold related to automatic conversion of the Class B common stock is met, if we issue shares of Class C common stock in the future, the holders of our Class B common stock, including our Founder and Chief Executive Officer, may be able to elect all of our directors and to determine the outcome of most matters submitted to a vote of our stockholders for a longer period of time than would be the case if we issued Class A common stock rather than Class C common stock in such transactions. In addition, if we issue shares of Class C common stock in the future, such issuances would have a dilutive effect on the economic interests of our Class A common stock and Class B common stock.
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
The table below provides information with respect to repurchases of shares of our Class A common stock during the three months ended March 31, 2023.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (in thousands)
January 1 - 31	1,123,850	$21.95	1,123,850	57,492
February 1 - 28	132,320	22.79	132,320	54,486
March 1 - 31	—	—	—	54,486
Total	1,256,170	$22.04	1,256,170	$54,486

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
Item 3. Defaults upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Title	Form	File Number	Exhibit	Filing Date
10.1*	Form of Performance Restricted Stock Unit Award Agreement pursuant to the Squarespace, Inc. 2021 Equity Incentive Plan.
31.1*	Certification of the Registrant’s Principal Executive Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Registrant’s Chief Accounting Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Principal Executive Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1 NS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

Squarespace, Inc.

Date: May 9, 2023	By:	/s/ Anthony Casalena
Anthony Casalena Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2023	By:	/s/ Nathan Gooden
Nathan Gooden Chief Financial Officer (Principal Financial Officer)