Form 10-Q
period 2023-06-30
Squarespace, Inc.
filed 2023-08-08
CIK 1496963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
_________________________________
[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________
Commission File Number: 001-40393
SQUARESPACE, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	20-0375811 (I.R.S. Employer Identification No.)

225 Varick Street, 12th Floor New York, New York (Address of Principal Executive Offices)	10014 (Zip Code)
Registrant’s Telephone Number, Including Area Code: (646) 580-3456
Securities registered pursuant to Section 12(b) of the Act:

Title of each class Class A Common Stock, $0.0001 par value per share	Trading Symbol(s) SQSP	Name of each exchange on which registered New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2023, the registrant had 87,723,667 shares of Class A Common Stock, 47,844,755 shares of Class B Common Stock, and no shares of Class C Common Stock, each with a par value of $0.0001 per share, outstanding.

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

PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
SQUARESPACE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$274,004	$197,037
Restricted cash	34,272	35,583
Investment in marketable securities	—	31,757
Accounts receivable, net	9,748	10,748
Due from vendors	3,030	4,442
Prepaid expenses and other current assets	51,305	48,326
Total current assets	372,359	327,893
Property and equipment, net	53,874	51,633
Operating lease right-of-use assets	82,247	86,824
Goodwill	210,438	210,438
Intangible assets, net	35,118	42,808
Other assets	12,376	10,921
Total assets	$766,412	$730,517
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$4,782	$12,987
Accrued liabilities	83,222	64,360
Deferred revenue	308,662	269,689
Funds payable to customers	36,713	38,845
Debt, current portion	40,758	40,758
Operating lease liabilities, current portion	12,104	11,514
Total current liabilities	486,241	438,153
Deferred income taxes, non-current portion	912	788
Debt, non-current portion	453,230	473,167
Operating lease liabilities, non-current portion	104,020	110,169
Other liabilities	13,205	11,231
Total liabilities	1,057,608	1,033,508
Commitments and contingencies (see Note 10)
Stockholders’ deficit:
Class A common stock, par value of $0.0001; 1,000,000,000 shares authorized as of June 30, 2023 and December 31, 2022, respectively; 87,723,667 and 87,754,534 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	8	8
Class B common stock, par value of $0.0001; 100,000,000 shares authorized as of June 30, 2023 and December 31, 2022, respectively; 47,844,755 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	5	5
Class C common stock (authorized May 10, 2021), par value of $0.0001; 1,000,000,000 shares authorized as of June 30, 2023 and December 31, 2022, respectively; zero shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	—	—
Additional paid in capital	883,192	875,737
Accumulated other comprehensive loss	(1,487)	(1,665)
Accumulated deficit	(1,172,914)	(1,177,076)
Total stockholders’ deficit	(291,196)	(302,991)
Total liabilities and stockholders’ deficit	$766,412	$730,517
The accompanying notes are an integral part of these condensed consolidated financial statements.

SQUARESPACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$247,529	$212,702	$484,557	$420,464
Cost of revenue	43,167	36,993	86,117	73,642
Gross profit	204,362	175,709	398,440	346,822
Operating expenses:
Research and product development	61,412	58,829	119,982	116,157
Marketing and sales	75,373	68,743	177,045	181,649
General and administrative	30,909	39,190	63,249	75,171
Total operating expenses	167,694	166,762	360,276	372,977
Operating income/(loss)	36,668	8,947	38,164	(26,155)
Interest expense	(8,635)	(3,319)	(16,729)	(5,768)
Other income, net	2,038	6,217	1,198	7,728
Income/(loss) before (provision for)/benefit from income taxes	30,071	11,845	22,633	(24,195)
(Provision for)/benefit from income taxes	(26,411)	52,651	(18,471)	(4,169)
Net income/(loss)	$3,660	$64,496	$4,162	$(28,364)

Net income/(loss) per share attributable to Class A, Class B and Class C common stockholders, basic	$0.03	$0.46	$0.03	$(0.20)
Net income/(loss) per share attributable to Class A, Class B and Class C common stockholders, dilutive	$0.03	$0.45	$0.03	$(0.20)
Weighted-average shares used in computing net income/(loss) per share attributable to Class A, Class B and Class C stockholders, basic	135,302,409	140,082,038	135,111,072	139,754,453
Weighted-average shares used in computing net income/(loss) per share attributable to Class A, Class B and Class C stockholders, dilutive	138,771,613	142,133,303	138,013,454	139,754,453
The accompanying notes are an integral part of these condensed consolidated financial statements.

SQUARESPACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income/(loss)	$3,660	$64,496	$4,162	$(28,364)
Other comprehensive (loss)/income
Foreign currency translation adjustment	(296)	(2,037)	(38)	(2,838)
Unrealized (loss)/gain on marketable securities, net of income taxes	—	(77)	216	(255)
Total other comprehensive (loss)/income	(296)	(2,114)	178	(3,093)
Total comprehensive income/(loss)	$3,364	$62,382	$4,340	$(31,457)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SQUARESPACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
(in thousands, except share and per share data)
(unaudited)
Three and Six Months Ended June 30, 2023

	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2022	87,754,534	$8	47,844,755	$5	—	$—	$875,737	$(1,665)	$(1,177,076)	$(302,991)
Stock-based compensation	—	—	—	—	—	—	22,595	—	—	22,595
Stock option exercises	13,050	—	—	—	—	—	52	—	—	52
Vested RSUs converted to common shares	1,357,462	—	—	—	—	—	—	—	—	—
Taxes paid related to net share settlement of equity awards	(573,862)	—	—	—	—	—	(13,369)	—	—	(13,369)
Repurchase and retirement of Class A common stock	(1,256,170)	—	—	—	—	—	(25,321)	—	—	(25,321)
Excise tax on repurchase of Class A common stock	—	—	—	—	—	—	(277)	—	—	(277)
Net income	—	—	—	—	—	—	—	—	502	502
Total other comprehensive income, net of taxes	—	—	—	—	—	—	—	474	—	474
Balance at March 31, 2023	87,295,014	$8	47,844,755	$5	—	$—	$859,417	$(1,191)	$(1,176,574)	$(318,335)
Stock-based compensation	—	—	—	—	—	—	30,648	—	—	30,648
Stock option exercises	21,635	—	—	—	—	—	42	—	—	42
Vested RSUs converted to common shares	640,562	—	—	—	—	—	—	—	—	—
Taxes paid related to net share settlement of equity awards	(233,544)	—	—	—	—	—	(6,915)	—	—	(6,915)
Net income	—	—	—	—	—	—	—	—	3,660	3,660
Total other comprehensive loss, net of taxes	—	—	—	—	—	—	—	(296)	—	(296)
Balance at June 30, 2023	87,723,667	$8	47,844,755	$5	—	$—	$883,192	$(1,487)	$(1,172,914)	$(291,196)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SQUARESPACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
(in thousands, except share and per share data)
(unaudited)
Three and Six Months Ended June 30, 2022

	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2021	90,826,625	$9	48,344,755	$5	—	$—	$911,570	$(208)	$(924,855)	$(13,479)
Stock-based compensation	—	—	—	—	—	—	24,160	—	—	24,160
Stock option exercises	343,687	—	—	—	—	—	1,141	—	—	1,141
Vested RSUs converted to common shares	680,134	—	—	—	—	—	—	—	—	—
Taxes paid related to net share settlement of equity awards	(287,455)	—	—	—	—	—	(7,672)	—	—	(7,672)
Net loss	—	—	—	—	—	—	—	—	(92,860)	(92,860)
Total other comprehensive loss, net of taxes	—	—	—	—	—	—	—	(979)	—	(979)
Balance at March 31, 2022	91,562,991	$9	48,344,755	$5	—	$—	$929,199	$(1,187)	$(1,017,715)	$(89,689)
Stock-based compensation	—	—	—	—	—	—	27,056	—	—	27,056
Stock option exercises	269,064	—	—	—	—	—	969	—	—	969
Vested RSUs converted to common shares	827,149	—	—	—	—	—	—	—	—	—
Taxes paid related to net share settlement of equity awards	(350,156)	—	—	—	—	—	(7,602)	—	—	(7,602)
Repurchase and retirement of Class A common stock	(1,562,460)	—	—	—	—	—	(35,202)	—	—	(35,202)
Conversion of Class B common stock to Class A common stock	500,000	—	(500,000)	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—	64,496	64,496
Total other comprehensive loss, net of taxes	—	—	—	—	—	—	—	(2,114)	—	(2,114)
Balance at June 30, 2022	91,246,588	$9	47,844,755	$5	—	$—	$914,420	$(3,301)	$(953,219)	$(42,086)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SQUARESPACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2023	2022
OPERATING ACTIVITIES:
Net income/(loss)	$4,162	$(28,364)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	14,477	15,869
Stock-based compensation	51,605	50,957
Deferred income taxes	124	—
Non-cash lease (income)/expense	(989)	638
Other	310	502
Changes in operating assets and liabilities:
Accounts receivable and due from vendors	2,364	(1,701)
Prepaid expenses and other current assets	(1,480)	(3,021)
Accounts payable and accrued liabilities	9,822	9,260
Deferred revenue	38,030	30,294
Funds payable to customers	(2,131)	9,456
Other operating assets and liabilities	408	(207)
Net cash provided by operating activities	116,702	83,683
INVESTING ACTIVITIES:
Proceeds from the sale and maturities of marketable securities	39,664	15,940
Purchases of marketable securities	(7,824)	(17,016)
Purchase of property and equipment	(7,167)	(5,735)
Net cash provided by/(used in) investing activities	24,673	(6,811)
FINANCING ACTIVITIES:
Principal payments on debt	(20,379)	(6,793)
Payments for repurchase and retirement of Class A common stock	(25,321)	(35,202)
Taxes paid related to net share settlement of equity awards	(20,318)	(15,269)
Proceeds from exercise of stock options	134	2,110
Net cash used in financing activities	(65,884)	(55,154)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	165	(600)
Net increase in cash, cash equivalents and restricted cash	75,656	21,118
Cash, cash equivalents, and restricted cash at the beginning of the period	232,620	233,680
Cash, cash equivalents, and restricted cash at the end of the period	$308,276	$254,798

Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$274,004	$215,092
Restricted cash	34,272	39,706
Cash, cash equivalents, and restricted cash at the end of the period	$308,276	$254,798

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
Cash paid during the year for interest	$16,360	$5,247
Cash paid during the year for income taxes	$22,902	$5,968

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCE ACTIVITIES
Purchases of property and equipment included in accounts payable and accrued liabilities	$196	$1,582
Non-cash leasehold improvements	$—	$5,679
Capitalized stock-based compensation	$1,638	$259
The accompanying notes are an integral part of these condensed consolidated financial statements.

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
The Company will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which the Company’s total annual gross revenue is at least $1,235,000, (ii) the last day of the fiscal year following the fifth anniversary of the completion of the Company's direct listing, (iii) the date on which the Company issued more than $1,000,000 in non-convertible debt securities during the prior three-year period, or (iv) the date on which the Company becomes a large accelerated filer.
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
Concentration of Risks Related to Credit, Interest Rates and Foreign Currencies
The Company is subject to credit risk, interest rate risk on its outstanding indebtedness, market risk on investments and foreign currency risk in connection with the Company’s operations internationally.

SQUARESPACE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
The Company maintains the components of its cash and cash equivalents balance in various accounts, which from time to time exceed the federal depository insurance coverage limit. In addition, substantially all cash and cash equivalents are held by three financial institutions. The Company has not experienced any concentration losses related to its cash, cash equivalents and marketable securities to date.
As of June 30, 2023 and December 31, 2022, no single customer accounted for more than 10% of the Company’s accounts receivable. Additionally, no single customer accounted for more than 10% of the Company’s revenue during the three and six months ended June 30, 2023 and 2022.
The Company is also subject to foreign currency risks that arise from normal business operations. Foreign currency risks include the translation of local currency and intercompany balances established in local customer currencies sold through the Company's international subsidiaries.
Cash and Cash Equivalents
Cash and cash equivalents are stated at fair value. The Company considers all highly liquid investments purchased with an original maturity date of 90 days or less from the date of original purchase to be cash equivalents. Interest income on cash and cash equivalents was $1,472 and $2,534 for the three and six months ended June 30, 2023, respectively, and $216 and $317 for the three and six months ended June 30, 2022, respectively, and was included in other income, net in the condensed consolidated statements of operations.
Restricted Cash and Payment Processing Transactions
The Company processes certain payments and holds funds for its hospitality services on behalf of its restaurant customers consisting of diner prepayments for restaurant reservations as well as to-go orders. While the Company does not have any contractual obligations to hold such cash as restricted, the diner prepayments and associated sales tax are included in restricted cash in the condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022.
In addition, the Company recognizes the liability due to restaurant customers in funds payable to customers and the associated sales tax payable in accrued liabilities in the condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022. Funds are remitted to the restaurant customers based on the stipulated contract terms. In addition to restricted cash held on behalf of restaurant customers, the Company recognizes in-transit receivables from certain third-party vendors which assist in processing and settling payment transactions due to a clearing period before the related cash is received or settled. In-transit receivables are included in due from vendors in the condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022.
The following table represents the assets and liabilities related to payment processing transactions:

	June 30, 2023	December 31, 2022
Restricted cash	$34,272	$35,583
Due from vendors	3,030	4,442
Total payment processing assets	37,302	40,025
Funds payable to customers	(36,713)	(38,845)
Sales tax payable	(589)	(1,180)
Total payment processing liabilities	(37,302)	(40,025)
Total payment processing transactions, net	$—	$—
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
See “Note 5. Fair Value of Financial Instruments” for further information.
Leases
The Company adopted ASC Topic 842, Leases ("ASC Topic 842"), as of January 1, 2022. The Company determines if an arrangement is or contains a lease at inception by assessing whether the arrangement conveys the right to control the use of an identified asset. The Company classifies, measures and recognizes a lease liability on the lease commencement date based on the present value of lease payments over the remaining lease term. As of June 30, 2023, the Company's leases were classified as operating leases. The Company uses an estimated incremental borrowing rate based on information available at the lease commencement date in determining the present value of future payments as the rate implicit in the lease is not generally known. The incremental borrowing rate is based on the rate of interest the Company would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Operating right-of-use assets related to operating lease liabilities equal the amount of the initial measurement of the lease liability adjusted for any initial direct costs, prepaid rent and lease incentives received. Lease terms that are used in determining operating lease liabilities at lease inception may include options to extend or terminate the leases and when it is reasonably certain that the Company will exercise such options. Operating lease expense is recorded on a straight-line basis over the lease term. The straight-line expense is allocated within the condensed consolidated statements of operations based on departmental employee headcount. Variable lease costs are recognized as incurred and allocated within the condensed consolidated statements of operations based on departmental employee headcount. The Company has applied practical expedients for lease agreements with lease and non-lease components, and in such cases, accounts for the components as a single lease component. The Company has also elected not to recognize operating right-of-use assets and operating lease liabilities for any lease with an original lease term of less than one year.
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
In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. This standard defers the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. ASU No. 2022-06 is effective upon issuance of this update for all entities that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The Company adopted this standard as of December 31, 2022. The Company replaced LIBOR as the benchmark rate with SOFR as of June 30, 2023. See “Note 8. Debt" for further information. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.
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

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
	Presence	Commerce	Total	Presence	Commerce	Total
Subscription revenue
Transferred over time	$167,335	$56,807	$224,142	$326,915	$110,863	$437,778
Transferred at a point in time	3,857	—	3,857	8,001	—	8,001
Non-subscription revenue
Transferred over time	822	832	1,654	1,421	1,727	3,148
Transferred at a point in time	60	17,816	17,876	128	35,502	35,630
Total revenue	$172,074	$75,455	$247,529	$336,465	$148,092	$484,557

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
	Presence	Commerce	Total	Presence	Commerce	Total
Subscription revenue
Transferred over time	$142,603	$48,867	$191,470	$282,379	$95,922	$378,301
Transferred at a point in time	3,391	—	3,391	7,049	—	7,049
Non-subscription revenue
Transferred over time	442	905	1,347	840	1,751	2,591
Transferred at a point in time	95	16,399	16,494	208	32,315	32,523
Total revenue	$146,531	$66,171	$212,702	$290,476	$129,988	$420,464
Revenue by Geography
Revenue by geography is based on the customer’s self-reported country identifier or, if not available, the billing address or IP address, and was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
United States	$177,195	$152,354	$346,949	$299,174
International	70,334	60,348	137,608	121,290
Total revenue	$247,529	$212,702	$484,557	$420,464
Currently no individual country contributes greater than 10% of total international revenue.
Deferred Revenue
The deferred revenue balance as of June 30, 2023 and December 31, 2022 represents the Company’s aggregate remaining performance obligations that are expected to be recognized as revenue in subsequent periods. Generally, the Company’s contracts are for one year or less and the value for contracts with terms greater than one year is not material. The change in deferred revenue primarily reflects cash payments received during the period for which the performance obligation was not satisfied prior to the end of the period partially offset by $79,714 and $203,843 of revenues recognized during the three and six months ended June 30, 2023, respectively, and $69,507 and $178,129 during the three and six months ended June 30, 2022, respectively.

SQUARESPACE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
Capitalized Contract Costs
Assets capitalized related to contract costs consisted of the following:

	June 30, 2023	December 31, 2022
Capitalized referral fees, current	$7,184	$6,368
Capitalized referral fees, non-current	9,234	8,168
Capitalized app fees, current	942	971
Sales commissions, current	494	479
Sales commissions, non-current	147	159
Total capitalized contract costs	$18,001	$16,145
Amortization of capitalized contract costs was $3,361 and $6,289 for the three and six months ended June 30, 2023, respectively, and $2,607 and $5,236 for the three and six months ended June 30, 2022, respectively, and was included in marketing and sales in the condensed consolidated statements of operations.
There were no impairment charges recognized related to capitalized contract costs for the three and six months ended June 30, 2023 and 2022.
Obligations for Returns, Refunds and Other Similar Obligations
The Company did not have any material change in revenue recognition from a previous period due to refunds, change in transaction price or other consideration variables. As of June 30, 2023 and December 31, 2022, obligations for refunds were $472 and $400, respectively, and were included in accrued liabilities in the condensed consolidated balance sheets.
4.Investment in Marketable Securities
As of June 30, 2023, the Company did not own available-for-sale (“AFS”) marketable securities in the form of corporate bonds and commercial paper, asset backed securities or U.S. treasuries.
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
The Company did not recognize any unrealized losses related to marketable securities during the three months ended June 30, 2023. The Company recognized unrealized losses of $216 related to its AFS securities during the six months ended June 30, 2023, and $77 and $255 during the three and six months ended June 30, 2022, respectively. The unrealized losses were due to changes in market rates and the Company has determined the losses are temporary in nature. These unrealized losses were classified in accumulated other comprehensive loss in the condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022.

SQUARESPACE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
The Company reviews AFS marketable securities on a recurring basis to evaluate whether or not any securities have experienced an other-than-temporary decline in fair value. Some factors considered in establishing an expected credit loss on AFS marketable securities are the length of time and extent to which the market value has been less than the cost, the financial condition and near-term prospects of the issuer, the Company's intent to sell, and whether it is more likely than not the Company will be required to sell the investment before recovery of the investments amortized cost basis. The Company did not have any AFS marketable securities for which an expected credit loss has been recorded as the Company's AFS marketable securities with an amortized cost basis lower than fair value were not considered other-than-temporary declines in fair value. In the instance that the Company has AFS marketable securities at an amortized cost basis lower than fair value, the Company does not intend to sell, nor is it more-likely-than not the Company would be required to sell the AFS marketable security prior to recovery.
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
5.Fair Value of Financial Instruments
A summary of the Company’s investments in marketable securities (including, if applicable, those marketable securities classified as cash and cash equivalents) were as follows:

	June 30, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$126,921	$—	$—	$126,921
Total	$126,921	$—	$—	$126,921

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$82,584	$—	$—	$82,584
Available-for-sale debt securities
Corporate bonds and commercial paper	—	19,775	—	19,775
Asset backed securities	—	2,208	—	2,208
U.S. treasuries	9,774	—	—	9,774
Total	$92,358	$21,983	$—	$114,341
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

SQUARESPACE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
6.Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	June 30, 2023	December 31, 2022
Prepaid advertising expenses	$1,496	$7,045
Prepaid income taxes	23,585	17,134
Prepaid operational expenses	16,356	14,780
Prepaid referrals, current	7,184	6,368
Other current assets	2,684	2,999
Total prepaid expenses and other current assets	$51,305	$48,326
7.Accrued Liabilities
Accrued liabilities consisted of the following:

	June 30, 2023	December 31, 2022
Accrued marketing expenses	$22,497	$14,620
Accrued indirect taxes	34,897	33,486
Accrued product expenses	14,361	4,524
Accrued payroll expense	4,100	4,985
Other accrued expenses	7,367	6,745
Total accrued liabilities	$83,222	$64,360
8.Debt
Debt outstanding as of June 30, 2023 and December 31, 2022 was as follows:

	June 30, 2023	December 31, 2022
Term Loan	$495,887	$516,266
Less: unamortized original issue discount	(1,555)	(1,917)
Less: unamortized deferred financing costs	(344)	(424)
Less: debt, current	(40,758)	(40,758)
Total debt, non-current	$453,230	$473,167
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
On December 11, 2020, the Company amended the 2019 Credit Agreement (“2020 Credit Agreement”) to increase the total size of the 2019 Term Loan to $550,000 (collectively, the “2020 Term Loan”) with the same lending institutions as the 2019 Credit Facility (collectively, the “Credit Facility”) and extend the maturity date for the 2020 Term Loan and the 2019 Revolving Credit Facility (as extended, the "Revolving Credit Facility") to December 11, 2025 (collectively, the “2020 Modification”).
Borrowings under the Credit Facility were subject to an interest rate equal to LIBOR plus the applicable margin based on our Consolidated Total Debt to Consolidated EBITDA ratio. On June 15, 2023, the Company amended the 2020 Credit Agreement to, among other things, replace LIBOR as the benchmark rate with SOFR, effective June 30, 2023, and establish additional term loan commitments in an aggregate principal amount of $100,000. The loans will fund on the closing date of the Google Domains asset acquisition, which is subject to certain regulatory approvals and customary closing conditions. See “Note 10. Commitments and Contingencies” for further information on the definitive asset purchase agreement with Google LLC (“Google”). The applicable margin was 1.50% and 1.50% as of June 30, 2023 and 2022, respectively. The effective interest rate for the Company’s final LIBOR payment, made on June 22, 2023, was 6.69%. The effective interest rate was 6.70% and 3.19% as of June 30, 2023 and 2022, respectively.
As of June 30, 2023, $7,255 was outstanding under the Revolving Credit Facility in the form of outstanding letters of credit and $17,745 remained available for borrowing by the Company. The letters of credit issued as of June 30, 2023 were related to certain of the Company's operating lease agreements for offices that require security deposits in the form of an irrevocable letter of credit. On September 7, 2022, the letter of credit for the Company's security deposit related to its New

SQUARESPACE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
York, NY headquarters was reduced by $2,388 due to a scheduled step-down per the lease agreement. The letters of credit issued are subject to a fee equal to the interest rate on the Credit Facility. In addition, the Revolving Credit Facility is subject to an unused commitment fee of 0.20% to 0.25%, depending on the consolidated total debt to consolidated EBITDA ratio as defined by the 2020 Credit Agreement, payable quarterly to the lenders in respect of the unutilized commitments.
The 2020 Credit Agreement contains certain customary affirmative covenants and events of default. The negative covenants in the Credit Facility include, among other items, limitations on the ability, subject to negotiated exceptions, to incur additional indebtedness or issue additional preferred stock of the Company, to create or issue certain liens on certain assets, to enter into agreements related to mergers and acquisitions, including the sale of certain assets or disposition of assets, or declare, make or pay dividends and distributions. The 2020 Credit Agreement contains certain negative covenants for an indebtedness to consolidated EBITDA ratio, as defined by the 2020 Credit Agreement, and commencing with December 31, 2020 and all fiscal quarters thereafter through maturity. As a result of the 2020 Modification, commencing with the fiscal quarter ended December 31, 2020, the Company is required to maintain an indebtedness to consolidated EBITDA ratio of not more than 4.50, tested as of the last day of each fiscal quarter, with a step-down to 4.25 for the fiscal quarters ending March 31, 2022 and June 30, 2022, a further step-down to 4.00 for the fiscal quarters ending September 30, 2022 and December 31, 2022 and a final step-down to 3.75 for the fiscal quarter ending March 31, 2023 and each fiscal quarter thereafter (the “Financial Covenant”), subject to customary equity cure rights. The Financial Covenant is subject to a 0.50 step-up in the event of a material permitted acquisition, which the Company can elect to implement up to two times during the life of the facility. The Company did not elect to implement this step-up as a result of the acquisition of Tock. If the Company is not in compliance with the covenants under the 2020 Credit Agreement or the Company otherwise experiences an event of default, the lenders would be entitled to take various actions, including acceleration of amounts due under the 2020 Credit Agreement. As of June 30, 2023, the Company was in compliance with all applicable covenants, including the Financial Covenant.
Consolidated EBITDA is defined in the 2020 Credit Agreement as net income/(loss) adjusted to exclude interest expense, other income/(loss), net, benefit from/(provision for) income taxes, depreciation and amortization, and stock-based compensation expense. In addition, consolidated EBITDA also allows for other adjustments such as the exclusion of transaction costs, changes in deferred revenue, and other costs that may be considered non-recurring.
Scheduled Principal Payments
The scheduled principal payments required under the terms of the 2020 Credit Facility are as follows:

Year Ending December 31,	Amount
Remainder of 2023	$20,379
2024	40,758
2025	434,750
Total	$495,887
9.Income Taxes
For interim periods, the Company generally uses the estimated annual effective tax rate method under which the Company determines its (provision for)/benefit from income taxes based on the current estimate of its annual effective tax rate plus the tax effect of discrete items occurring during the period. The estimated annual effective tax rate is based on forecasted annual results which may fluctuate due to significant changes in the forecasted or actual results and any other transaction that results in differing tax treatment.
For the three and six months ended June 30, 2022, the Company departed from the estimated annual effective tax rate method and computed its benefit from/(provision for) income taxes using the discrete effective tax rate method (the "discrete method"), as allowed under ASC Topic 740, Income Taxes - Interim Reporting. The discrete method is applied when the application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate. The discrete method treats the year-to-date period as if it were the annual period and determines the income tax expense or benefit on that basis.
For the three months ended June 30, 2023 and 2022, the Company recorded an income tax expense of $26,411 and an income tax benefit of $52,651, respectively, which resulted in an effective tax rate of (87.8)% and 444.5%, respectively. For the six months ended June 30, 2023 and 2022, the Company recorded an income tax expense of $18,471 and $4,169, respectively, which resulted in an effective tax rate of (81.6)% and 17.2%, respectively.
The Company’s effective income tax rate for the three and six months ended June 30, 2023 differed from the statutory rate of 21% primarily due to the change in the valuation allowance for deferred tax assets related primarily to the capitalization of research and development expenditures, nondeductible executive compensation, unrecognized tax benefits,

SQUARESPACE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
state and local income taxes, and global intangible low-taxes income, partially offset by research and development tax credits, deduction from foreign-derived intangible income, and the effect of foreign operations.
The Company’s effective income tax rate for the three and six months ended June 30, 2022 differed from the statutory rate of 21% primarily due to the change in the valuation allowance for deferred tax assets related primarily to the capitalization of research and development expenditures, nondeductible executive compensation, global intangible low-taxes income, unrecognized tax benefits, and the effect from foreign operations, partially offset by research and development tax credits, windfall on stock-based compensation, and deduction from foreign derived intangible income.
The (provision for)/benefit from income taxes for the three and six months ended June 30, 2023 and 2022 also reflects a provision of the Tax Cuts and Jobs Act of 2017 becoming effective as of January 1, 2022 that requires companies to capitalize and amortize research and development expenditures rather than deduct the costs as incurred.
As of June 30, 2023, the Company had unrecognized tax benefits of $12,928, of which $12,771 would affect the effective tax rate if recognized. Of the $12,928 of the unrecognized tax benefits as of June 30, 2023, $12,771 was recorded to other liabilities and the remaining balance was recorded as a reduction in the gross deferred tax assets, offset by a corresponding reduction in the valuation allowance. As of June 30, 2022, the Company had unrecognized tax benefits of $9,665, all of which would not affect the effective tax rate if recognized due to the Company's full valuation against all federal, state and foreign deferred tax assets that the Company believes will not be realizable on a more-likely-than-not basis. The increase was primarily due to tax positions taken during the current and prior periods. The Company is unable to reasonably estimate the timing of long-term payments or the amount by which the liability will increase or decrease. The Company believes that its unrecognized tax benefits as of June 30, 2023 will decrease by approximately $1,161 within the next twelve months due to expiring statutes of limitation. The Company’s policy is to classify accrued interest and penalties related to unrecognized tax benefits in the (provision for)/benefit from income taxes in the condensed consolidated statements of operations. As of June 30, 2023, accrued interest and penalties were $497 and there were no accrued interest and penalties as of June 30, 2022.
The Company’s corporate federal income tax returns for the years ended December 31, 2012 through December 31, 2022 remain subject to examination by the Internal Revenue Service. The Company’s corporate income tax returns for the years ended December 31, 2017 through December 31, 2022 remain subject to examination by taxing authorities in various U.S. states and Ireland. In addition, in the U.S., any net operating losses or credits that were generated in prior years but utilized in open years may also be subject to examination.
On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (the "Inflation Reduction Act") into law. The Inflation Reduction Act contains certain tax measures, including a corporate alternative minimum tax of 15% on some large corporations and a nondeductible 1% excise tax on the net value of certain share repurchases made after December 31, 2022 by covered corporations. The Company recorded $277 related to the excise tax on share repurchases in additional paid in capital in the condensed consolidated balance sheet as of June 30, 2023.
On December 15, 2022, the Ireland Finance Act 2022 was signed into Irish law. With the enactment of the Ireland Finance Act 2022, qualifying Ireland-related research and development tax credits do not depend on the generation of future taxable income. As a result, the Company determined these credits to be a credit to research and development expenses in the form of a government grant as analogized under International Accounting Standards 20, Accounting for Government Grants and Disclosure of Government Assistance. During the three and six months ended June 30, 2023, the Company recognized Ireland-related research and development tax credits of $338 and $614, respectively, as a reduction to research and product development in the condensed consolidated statements of operations.
10.Commitments and Contingencies
Indirect Taxes
The Company is subject to indirect taxation in some, but not all, of the various U.S. states and foreign jurisdictions in which it conducts business. Therefore, the Company has an obligation to charge, collect and remit Value Added Tax (“VAT”) or Goods and Services Tax (“GST”) in connection with certain foreign sales transactions and sales and use tax in connection with eligible sales to subscribers in certain U.S. states. On June 21, 2018, the U.S. Supreme Court overturned the physical presence nexus standard and held that states can require remote sellers to collect sales and use tax. In addition, U.S. states and foreign jurisdictions have and continue to enact laws which expand tax collection and remittance obligations that could apply to a platform like the Company's. As a result of these rulings, recently enacted laws, and the scope of the Company’s operations, taxing authorities continue to provide regulations that increase the complexity and risks to comply with such laws and could result in substantial liabilities, prospectively as well as retrospectively. Based on the information available, the Company continues to evaluate and assess the jurisdictions in which indirect tax nexus exists and believes that the indirect tax liabilities are adequate and reasonable. However, due to the complexity and uncertainty around the application of these rules by taxing authorities, results may vary materially from the Company’s expectations. The

SQUARESPACE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
Company had an indirect tax liability of $34,897 and $33,486 as of June 30, 2023 and December 31, 2022, respectively, which is included in accrued liabilities in the condensed consolidated balance sheets.
Purchase Obligations – Cloud-Computing Services and Software-as-a-Service
As of June 30, 2023, the Company had outstanding non-cancelable purchase obligations with a term of 12 months or longer, mainly related to third-party cloud-computing as well as software-as-a-service services, as follows:

Year Ending December 31,	Amount
Remainder of 2023	$7,122
2024	15,500
2025	18,000
Total	$40,622
Definitive Asset Purchase Agreement – Google Domains
On June 15, 2023, the Company entered into a definitive agreement with Google to acquire, among other things, all customer domain name registrations for which Google is the registrar or reseller for $180,000. In connection with the definitive agreement, the Company entered into an amendment to the 2020 Credit Agreement, dated June 15, 2023. The amendment, among other things, established additional term loan commitments in an aggregate principal amount of $100,000. The loans will fund on the closing date of the acquisition, which is subject to certain regulatory approvals and customary closing conditions.
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
On March 10, 2022, the Company entered into an agreement to sublease a portion of one of its office spaces in Chicago, IL through the existing termination date of May 30, 2023. The Company recorded sublease income related to the Chicago, IL office space sublease of $61 and $152 during the three and six months ended June 30, 2023, respectively, and $125 during the three and six months ended June 30, 2022.
On March 31, 2022, the Company reassessed the useful life of its operating lease right-of-use asset related to its leased office space in Los Angeles, CA due to ceasing the use of the office space with no expected future benefit. As a result, the Company recorded an additional $258 of operating lease expense in the condensed consolidated statement of operations during the six months ended June 30, 2022.

SQUARESPACE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
The components of operating lease expense, net recognized in the condensed consolidated statements of operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease costs
Operating lease costs	$3,417	$3,571	$6,872	$7,424
Variable lease costs	850	523	1,614	869
Short-term lease costs	67	32	142	48
Operating lease income
Sublease income	$129	$215	$311	$310
Total operating lease expense, net	$4,205	$3,911	$8,317	$8,031
Supplemental disclosure of cash and non-cash operating activities related to operating leases were as follows:

	Six Months Ended June 30,
	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities, net of cash received for lease incentives	$7,861	$6,756
As of June 30, 2023, the weighted-average lease term and discount rate related to operating leases were as follows:

June 30, 2023
Weighted-average remaining lease term (in years)	7.80
Weighted-average discount rate use in measuring operating lease liabilities	3.76%
As of June 30, 2023, maturities of operating lease liabilities were as follows:

Year Ending December 31,	Amount
Remainder of 2023	$7,992
2024	16,491
2025	16,878
2026	17,602
2027	17,065
Thereafter	58,465
Total operating lease payments	134,493
Less: imputed interest	(18,369)
Total operating lease liabilities	$116,124
12.Stockholders’ Deficit
Class A Common Stock
Each holder of shares of Class A common stock shall be entitled to one vote for each share held. As of June 30, 2023, the number of authorized shares of Class A common stock, par value $0.0001 per share, by the Company was 1,000,000,000.
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
During the three months ended June 30, 2023, the Company did not repurchase shares under the Stock Repurchase Plan. During the six months ended June 30, 2023, the Company repurchased 1,256,170 shares and paid cash of $25,321, including commissions of $25, under the Stock Repurchase Plan through open market purchases at a weighted-average price per share of $22.04.
During the three and six months ended June 30, 2022, the Company repurchased 1,562,460 shares for a total cash consideration of $35,202, including commissions of $34, under the Stock Repurchase Plan through open market purchases at a weighted-average price per share of $20.73.

SQUARESPACE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
As of June 30, 2023, approximately $54,486 remained available for stock repurchase pursuant to the Stock Repurchase Plan.
Class B Common Stock
Each holder of shares of Class B common stock shall be entitled to ten votes for each share held.
Each outstanding share of the Company's Class B common stock is convertible into one share of Class A common stock at any time. As of June 30, 2023, the number of authorized shares of Class B common stock, par value $0.0001 per share, by the Company was 100,000,000.
Class C Common Stock
As of June 30, 2023, the number of authorized shares of Class C common stock, par value $0.0001 per share, by the Company was 1,000,000,000. The board of directors has the authority, without stockholder approval except as required by the NYSE, to issue shares of the Company's Class C common stock. The Company's Class C common stock is not convertible into shares of Class A common stock or Class B common stock and has no voting rights. As of June 30, 2023, the Company has not issued any shares of its Class C common stock.
Dividends
The Company shall not declare or pay dividends on Class A common stock, Class B common stock or Class C common stock unless the same dividend or distribution with the same record date and payment dated shall be declared or paid on all shares of Class A, Class B and Class C common stock.
During the three and six months ended June 30, 2023 and 2022, the Company did not declare any dividends.
13.Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss activity for the three and six months ended June 30, 2023 and 2022 was as follows:

	Foreign Currency Translation Adjustments	Net Unrealized (Losses)/Gains on Marketable Securities	Total Accumulated Other Comprehensive (Loss)/Income
Balance at December 31, 2022	$(1,449)	$(216)	$(1,665)
Other comprehensive income before reclassifications	258	216	474
Other comprehensive income	258	216	474
Balance at March 31, 2023	$(1,191)	$—	$(1,191)
Other comprehensive loss before reclassifications	$(296)	$—	$(296)
Other comprehensive loss	(296)	—	(296)
Balance at June 30, 2023	$(1,487)	$—	$(1,487)

	Foreign Currency Translation Adjustments	Net Unrealized Losses on Marketable Securities	Total Accumulated Other Comprehensive Loss
Balance at December 31, 2021	$(170)	$(38)	$(208)
Other comprehensive loss before reclassifications	(801)	(178)	(979)
Other comprehensive loss	(801)	(178)	(979)
Balance at March 31, 2022	$(971)	$(216)	$(1,187)
Other comprehensive loss before reclassifications	$(2,037)	$(77)	$(2,114)
Other comprehensive loss	(2,037)	(77)	(2,114)
Balance at June 30, 2022	$(3,008)	$(293)	$(3,301)
Amounts reclassified out of accumulated other comprehensive loss, net of taxes, during the three and six months ended June 30, 2023 and 2022 were not material.

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
Stock options in common stock exercised were 21,635 and 34,685 during the three and six months ended June 30, 2023, respectively, and 269,064 and 612,751 during the three and six months ended June 30, 2022, respectively. Cash consideration for stock options exercised was $42 and $134 during the three and six months ended June 30, 2023, respectively, and $969 and $2,110 during the three and six months ended June 30, 2022, respectively.
Restricted Stock Units (RSUs) and Performance Stock Units (PSUs)
Squarespace, Inc. 2017 Equity Incentive Plan
On November 17, 2017, the Company’s board of directors approved the Squarespace, Inc. 2017 Equity Incentive Plan (“the 2017 Plan”). Under the 2017 Plan, the Company may grant shares of its Class A common stock in the form of RSUs, PSUs, stock options, stock appreciation rights and other stock awards. RSUs generally vest over four years and are measured based on the fair market value of the underlying Class A common stock on the date of grant, as determined by the Company’s board of directors. There were 147,635 and 606,832 shares that vested under the 2017 Plan of which 64,376 and 256,587 shares were reacquired in order to satisfy employee tax obligations during the three and six months ended June 30, 2023, respectively, and 733,488 and 1,413,622 shares that vested under the 2017 Plan of which 324,080 and 611,535 shares were reacquired in order to satisfy employee tax obligations during the three and six months ended June 30, 2022, respectively. After April 15, 2021, no additional grants were issued from the 2017 Plan.
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
The Company granted 367,809 and 5,304,008 shares of Class A common stock in the form of RSUs under the 2021 Plan during the three and six months ended June 30, 2023, respectively, and 673,715 and 5,192,191 shares of Class A common stock in the form of RSUs under the 2021 Plan during the three and six months ended June 30, 2022, respectively. RSUs are subject to continuous service and generally vest over four years and are measured based on the closing price of the Company's Class A common stock as reported on the date of grant. During the three and six months ended June 30, 2023, there were 492,927 and 1,391,192 shares that vested under the 2021 Plan of which 169,168 and 550,819 shares were reacquired in order to satisfy employee tax obligations, respectively. During the three and six months ended June 30, 2022, there were 93,661 shares that vested under the 2021 Plan of which 26,076 shares were reacquired in order to satisfy employee tax obligations.
During March 2023, the Company granted 148,231 shares of Class A common stock in the form of PSUs under the 2021 Plan. PSUs will generally vest over 3 years and are subject to continuous service and the achievement of certain unlevered free cash flow margin and revenue growth targets. The percentage of PSUs that will vest can range from 0% to 200% based on the growth targets that are achieved. PSUs are measured based on the closing price of the Company's Class A common stock as reported on the date of grant. The related stock-based compensation expenses are recorded over the vesting period or requisite service period if the performance conditions are probable of being met and included in the condensed consolidated statements of operations.
Casalena Performance Award
On April 15, 2021 (“Grant Date”), the board of directors of the Company approved an RSU grant to Anthony Casalena, CEO, of 2,750,000 Class A common shares (“Casalena Performance Award”). The Casalena Performance Award vesting is contingent on both service- and market-based vesting conditions. The Company estimated the fair value of the Casalena Performance Award using a Monte Carlo simulation with a weighted-average grant date fair value of $30.38 per Class A common share. The Company will recognize the fair value of the award as stock-based compensation expense using the accelerated attribution method over the longer of (i) the period of time the market condition for each tranche is expected to be met (i.e., the derived service period) or (ii) the service vesting condition of four years. The Company

SQUARESPACE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
recorded compensation expense of $4,869 and $9,685 during the three and six months ended June 30, 2023, respectively, and $7,731 and $15,377 during the three and six months ended June 30, 2022, respectively, related to the Casalena Performance Award in general and administrative expenses in the condensed consolidated statements of operations.
Stock-based Compensation
The classification of stock-based compensation by line item in the condensed consolidated statements of operations was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenue	$1,549	$846	$2,601	$1,470
Research and product development	15,650	11,508	26,337	21,676
Marketing and sales	3,045	2,395	4,916	3,994
General and administrative	9,235	12,111	17,751	23,817
Total stock-based compensation	$29,479	$26,860	$51,605	$50,957
The amount above excludes $1,169 and $1,638 of stock compensation capitalized as property and equipment, net, for the three and six months ended June 30, 2023, respectively, and $196 and $259 for the three and six months ended June 30, 2022, respectively.
During the three and six months ended June 30, 2022, certain RSUs were modified to allow for accelerated vesting. As a result of these modifications, the Company will record lower stock-based compensation expense of $18,247 through fiscal 2026. During the three and six months ended June 30, 2022, the Company recorded stock-based compensation expense of $2,175 related to the modified awards.
15.Related Party Transactions
The Company's previous Chief Financial Officer, whose resignation was effective as of July 31, 2022, was appointed as a member of the board of directors of Avalara, Inc. on August 28, 2021. Transactions between Avalara, Inc. and the Company were not material for the three and six months ended June 30, 2022 through the previous Chief Financial Officer’s departure.
Certain former members of Tock's senior management, whose resignations were effective as of December 15, 2022, had an ownership in several of the Company's restaurant customers. For the three and six months ended June 30, 2022, these restaurant customers contributed revenue of $303 and $565, respectively. As of June 30, 2022, the Company had a liability of $3,212 due to these restaurant customers, which primarily represents diner prepayments and sales tax, and is included in funds due to customers in the condensed consolidated balance sheets.
On September 1, 2014, the Company entered into an agreement with Getty Images to resell certain content to the Company’s customers. The Deputy Chairman of Getty Images is a member of the Company’s board of directors. Amounts recorded in connection with this agreement were not material for the three and six months ended June 30, 2023 and 2022.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
The following table sets forth the computation of basic and diluted net income/(loss) per share attributable to Class A, Class B and Class C common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net income/(loss)	$3,660	$64,496	$4,162	$(28,364)
Denominator:
Weighted-average shares used in computing net income/(loss) per share attributable to Class A, Class B and Class C stockholders, basic	135,302,409	140,082,038	135,111,072	139,754,453
Effect of dilutive securities	3,469,204	2,051,265	2,902,382	—
Weighted-average shares used in computing net income/(loss) per share attributable to Class A, Class B and Class C stockholders, dilutive	138,771,613	142,133,303	138,013,454	139,754,453
Net income/(loss) per share attributable to Class A, Class B and Class C common stockholders, basic	$0.03	$0.46	$0.03	$(0.20)
Net income/(loss) per share attributable to Class A, Class B and Class C common stockholders, dilutive	$0.03	$0.45	$0.03	$(0.20)
The following weighted-average outstanding shares of potentially dilutive securities were excluded from the computation of diluted net income/(loss) per share attributable to Class A, Class B and Class C common stockholders for the periods presented because including them would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Outstanding stock options	—	—	—	1,229,291
Restricted stock units	683,691	6,498,455	1,109,292	8,058,013
Total	683,691	6,498,455	1,109,292	9,287,304

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
We primarily derive revenue from monthly and annual subscriptions to our presence and commerce solutions. Subscription revenue accounted for 92.1% and 92.0% of our total revenue for the three and six months ended June 30, 2023, respectively, and 91.6% of our total revenue for the three and six months ended June 30, 2022. Payments for our subscription plans are generally collected at the beginning of the subscription period and we generally recognize the associated revenue ratably over the term of the customer contract. Non-subscription revenue primarily consists of commerce transaction fees received through revenue sharing arrangements with payment processors that handle our customers’ commerce transactions, payment processing fees received in exchange for use of our hospitality services as well as revenue we generate from third-party services we offer that provide additional functionality to our customers.
We generated revenue of $247.5 million and $484.6 million for the three and six months ended June 30, 2023, respectively, and net income of $3.7 million and $4.2 million for the three and six months ended June 30, 2023, respectively. We generated revenue of $212.7 million and $420.5 million for the three and six months ended June 30, 2022, respectively, and net income of $64.5 million and net loss of $28.4 million for the three and six months ended June 30, 2022, respectively. We believe our business model is driven by stable retention of our existing customers as well as the acquisition of new customers, including additional offerings and add-on subscriptions which allow our customers to grow and scale with our platform as their needs evolve. No individual unique subscription accounted for more than 1% of our total bookings for the three and six months ended June 30, 2023 and 2022.
Key Factors Affecting Our Performance
Acquisition of new and retention of existing unique subscriptions
Acquiring and retaining unique subscriptions to our platform is the primary driver of our revenue growth. The number of unique subscriptions on our platform was 4.3 million unique subscriptions as of June 30, 2023, representing an increase of 2.9% relative to June 30, 2022. In order to support the acquisition of new unique subscriptions, we intend to continue to invest in our direct response marketing efforts and expand internationally. We view this spending as a long-term investment in our business to attract new unique subscriptions.
Expansion of our commerce offerings
We believe that our commerce offerings significantly expand our addressable market. Our comprehensive commerce offerings enable our customers to sell anything online, attracting a differentiated set of commerce-oriented brands to our platform.
We continue to invest and innovate our commerce offerings to enable customers to build the most impactful online stores, deepen our functionality and establish leadership in commerce services and hospitality services. Our commerce revenue was $75.5 million and $148.1 million for the three and six months ended June 30, 2023, representing 14.0% and 13.9% growth from the same period in 2022, respectively.
Investments in product innovation
We rely on hiring and retaining a talented product development workforce. The success of our customers relies on the innovation tied to this workforce and our ability to remain agile to address customer needs. Our research and product development expenses were $61.4 million and $120.0 million for the three and six months ended June 30, 2023, representing 4.4% and 3.3% growth over 2022, respectively.

Foreign currency fluctuations
As of June 30, 2023, we had customers in over 200 countries and territories and our international customers represented approximately 30% of our total bookings. As foreign currency exchange rates change, translation of the statements of operations of our international businesses into U.S. dollars may affect year-over-year comparability of our operating results.
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
Marketing and sales
Marketing and sales expenses include costs related to advertisements used to drive customer acquisition, employee-related expenses, customer acquisition and creative assets, affiliate fees on customer referrals, and allocated shared costs. Employee-related expenses consist of salaries, sales commissions related to our brand and sales of hospitality services, taxes, benefits and stock-based compensation. Allocated shared costs include customer support costs related to assistance provided by our customer service team to customers during their trial periods on our platform. Depending on the nature of the advertising, costs are expensed at the time a commercial initially airs, when a promotion first appears in the media or as incurred. Affiliate fees on customer referrals are deferred and recognized ratably over the expected period of our relationship with the new customer. In addition, we capitalize sales commissions paid to internal sales personnel relating to obtaining customer contracts. These capitalized sales commissions are deferred and amortized ratably over the expected life of the new customer.
General and administrative
General and administrative expenses are primarily employee-related expenses, which consist of salaries, taxes, benefits and stock-based compensation associated with supporting business operations. General and administrative expenses also include software and subscritpion services, insurance, as well as external accounting and legal professional service fees. The functional elements included in general and administrative are finance, people, legal, information technology and overall corporate support.
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
(Provision for)/benefit from income taxes
The Company accounts for income taxes under the asset and liability method, and deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying values of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The Company recognizes deferred tax assets to the extent it believes these assets are more likely than not to be realized. In making such a determination, the Company considers all positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent results of operations. A valuation allowance is provided if it is determined that it is more likely than not that the deferred tax asset will not be realized.
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

Results of operations
The following table sets forth our condensed consolidated statements of operations information for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$247,529	$212,702	$484,557	$420,464
Cost of revenue(1)	43,167	36,993	86,117	73,642
Gross profit	204,362	175,709	398,440	346,822
Operating expenses:
Research and product development(1)	61,412	58,829	119,982	116,157
Marketing and sales(1)	75,373	68,743	177,045	181,649
General and administrative(1)	30,909	39,190	63,249	75,171
Total operating expenses	167,694	166,762	360,276	372,977
Operating income/(loss)	36,668	8,947	38,164	(26,155)
Interest expense	(8,635)	(3,319)	(16,729)	(5,768)
Other income, net	2,038	6,217	1,198	7,728
Income/(loss) before (provision for)/benefit from income taxes	30,071	11,845	22,633	(24,195)
(Provision for)/benefit from income taxes	(26,411)	52,651	(18,471)	(4,169)
Net income/(loss)	$3,660	$64,496	$4,162	$(28,364)
__________________

(1)Includes stock-based compensation as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Cost of revenue	$1,549	$846	$2,601	$1,470
Research and product development	15,650	11,508	26,337	21,676
Marketing and sales	3,045	2,395	4,916	3,994
General and administrative	9,235	12,111	17,751	23,817
Total stock-based compensation	$29,479	$26,860	$51,605	$50,957
The following table sets forth our condensed consolidated statements of operations information as a percentage of total revenue for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	17.4%	17.4%	17.8%	17.5%
Gross profit	82.6%	82.6%	82.2%	82.5%
Operating expenses:
Research and product development	24.8%	27.7%	24.8%	27.6%
Marketing and sales	30.5%	32.3%	36.5%	43.2%
General and administrative	12.5%	18.4%	13.1%	17.9%
Total operating expenses	67.8%	78.4%	74.4%	88.7%
Operating income/(loss)	14.8%	4.2%	7.8%	(6.2)%
Interest expense	(3.5)%	(1.6)%	(3.5)%	(1.4)%
Other income, net	0.8%	2.9%	0.2%	1.8%
Income/(loss) before (provision for)/benefit from income taxes	12.1%	5.5%	4.5%	(5.8)%
(Provision for)/benefit from income taxes	(10.7)%	24.8%	(3.8)%	(1.0)%
Net income/(loss)	1.4%	30.3%	0.7%	(6.8)%

The following table sets forth our condensed consolidated revenue by geographic location and our condensed consolidated revenue by geographic location as a percentage of total revenue for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
($ in thousands, except percentages)	2023	2022	Amount	%	2023	2022	Amount	%
	(Unaudited)	(Unaudited)			(Unaudited)	(Unaudited)
United States	$177,195	$152,354	$24,841	16.3%	$346,949	$299,174	$47,775	16.0%
International	70,334	60,348	9,986	16.5%	137,608	121,290	16,318	13.5%
Total revenue	$247,529	$212,702	$34,827	16.4%	$484,557	$420,464	$64,093	15.2%
Percentage of total revenue:
United States	71.6%	71.6%			71.6%	71.2%
International	28.4%	28.4%			28.4%	28.8%
Total revenue	100%	100%			100%	100%
Comparison of the Three Months Ended June 30, 2023 and 2022
Revenue

	Three Months Ended June 30,		Change
($ in thousands, except percentages)	2023	2022	Amount	%
	(Unaudited)	(Unaudited)
Presence	$172,074	$146,531	$25,543	17.4%
Commerce	75,455	66,171	9,284	14.0%
Total revenue	$247,529	$212,702	$34,827	16.4%
Percentage of total revenue:
Presence	69.5%	68.9%
Commerce	30.5%	31.1%
Total revenue	100%	100%
Presence revenue
Presence revenue increased $25.5 million, or 17.4%, for the three months ended June 30, 2023 compared to the same period in 2022. This increase was primarily the result of the growth of our unique subscriptions, which contributed approximately $13.4 million, or 52.5%, driven by retention of existing subscriptions and continued acquisition of new subscriptions across our presence offerings. Additionally, price increases across our website subscription plans contributed approximately $9.6 million, or 37.6%, to the year-over-year presence revenue growth.
Commerce revenue
Commerce revenue increased $9.3 million, or 14.0%, for the three months ended June 30, 2023 compared to the same period in 2022. This increase was primarily the result of the retention of existing subscriptions and continued acquisition of new subscriptions across our commerce offerings, including subscriptions for our scheduling and hospitality services, which contributed approximately $6.7 million, or 72.5%, to the year-over-year commerce revenue growth.
Cost of revenue and gross profit

	Three Months Ended June 30,		Change
($ in thousands, except percentages)	2023	2022	Amount	%
	(Unaudited)	(Unaudited)
Cost of revenue	$43,167	$36,993	$6,174	16.7%
Gross profit	$204,362	$175,709	$28,653	16.3%
Percentage of total revenue:
Cost of revenue	17.4%	17.4%
Gross profit	82.6%	82.6%
Cost of revenue
Cost of revenue increased $6.2 million, or 16.7%, for the three months ended June 30, 2023 compared to the same period in 2022. The increase was primarily due to increased payroll and associated benefit expenses for customer support of

$2.3 million. The increase was also due to increased hosting costs of $1.9 million as well as credit card and payment processing fees of $1.7 million, mainly as a result of our growing subscription base and our hospitality services.
Gross profit
Gross profit increased $28.7 million, or 16.3%, for the three months ended June 30, 2023 compared to the same period in 2022. As a percentage of total revenue, gross profit was 82.6% for the three months ended June 30, 2023 and 2022.
Operating expenses:
Research and product development

	Three Months Ended June 30,		Change
($ in thousands, except percentages)	2023	2022	Amount	%
	(Unaudited)	(Unaudited)
Research and product development	$61,412	$58,829	$2,583	4.4%
Percentage of total revenue	24.8%	27.7%
Research and product development expenses increased $2.6 million, or 4.4%, for the three months ended June 30, 2023 compared to the same period in 2022. The increase is primarily due to increased payroll and associated benefit expenses of $7.0 million, partially offset by increased capitalized internally developed software costs of $4.0 million, in support of our product development.
Marketing and sales

	Three Months Ended June 30,		Change
($ in thousands, except percentages)	2023	2022	Amount	%
	(Unaudited)	(Unaudited)
Marketing and sales	$75,373	$68,743	$6,630	9.6%
Percentage of total revenue	30.5%	32.3%
Marketing and sales expenses increased $6.6 million, or 9.6%, for the three months ended June 30, 2023 compared to the same period in 2022, primarily due to increased advertising expenses of $5.6 million, which were mainly driven by increases in direct response channels and partially offset by decreases in partnerships and television advertising. The increase was also driven by increased payroll and associated benefit expenses of $1.1 million.
General and administrative

	Three Months Ended June 30,		Change
($ in thousands, except percentages)	2023	2022	Amount	%
	(Unaudited)	(Unaudited)
General and administrative	$30,909	$39,190	$(8,281)	(21.1)%
Percentage of total revenue	12.5%	18.4%
General and administrative expenses decreased $8.3 million, or 21.1%, for the three months ended June 30, 2023 compared to the same period in 2022, primarily due to decreased indirect taxes and related penalties of $5.1 million, as well as stock-based compensation expenses of $2.9 million mainly driven by the market-performance grant issued to our CEO.
Interest expense

	Three Months Ended June 30,		Change
($ in thousands, except percentages)	2023	2022	Amount	%
	(Unaudited)	(Unaudited)
Interest expense	$(8,635)	$(3,319)	$5,316	160.2%
Percentage of total revenue	(3.5)%	(1.6)%
Interest expense increased $5.3 million for the three months ended June 30, 2023 compared to the same period in 2022 due to higher interest rates, driven by increased LIBOR rates, on our total debt outstanding related to our amended credit agreement.

Other income, net

	Three Months Ended June 30,		Change
($ in thousands, except percentages)	2023	2022	Amount	%
	(Unaudited)	(Unaudited)
Other income, net	$2,038	$6,217	$(4,179)	(67.2)%
Percentage of total revenue	0.8%	2.9%
Other income, net was in a net income position of $2.0 million for the three months ended June 30, 2023 compared to a net income position of $6.2 million during the same period in 2022. The decrease is primarily due to unfavorable foreign exchange rates for the three months ended June 30, 2023 compared to the same period in 2022.
(Provision for)/benefit from income taxes

	Three Months Ended June 30,		Change
($ in thousands, except percentages)	2023	2022	Amount	%
	(Unaudited)	(Unaudited)
Income before (provision for)/benefit from income taxes	$30,071	$11,845	$18,226	153.9%
(Provision for)/benefit from income taxes	$(26,411)	$52,651	$(79,062)
Effective tax rate	(87.8)%	444.5%	(532.3)%
For the three months ended June 30, 2023, we applied the estimated annual tax rate in accordance with ASC Topic 740, Income Taxes ("ASC Topic 740"), Subtopics 270-30-6 through 8 to year-to-date results to determine the (provision for)/benefit from income taxes. The estimated annual effective tax rate is based on forecasted annual results which fluctuate due to significant changes in the forecasted or actual results and any other transaction that results in differing tax treatment.
For the three months ended June 30, 2022, we departed from the estimated annual effective tax rate method and computed our income tax benefit using the discrete effective tax rate method (the "discrete method"). The discrete method is applied when the application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate. The discrete method treats the year-to-date period as if it were the annual period and determines the income tax expense or benefit on that basis.
The provision for income taxes increased for the three months ended June 30, 2023 compared to the same period in 2022, primarily driven by an increase in forecasted annual profit for the three months ended June 30, 2023 as compared to the same period in 2022. In addition, there was an increase in the capitalization of research and development expenditures and a decrease in net operating loss carryforwards for the three months ended June 30, 2023 as compared to the same period in 2022.
Comparison of the Six Months Ended June 30, 2023 and 2022
Revenue

	Six Months Ended June 30,		Change
($ in thousands, except percentages)	2023	2022	Amount	%
	(Unaudited)	(Unaudited)
Presence	$336,465	$290,476	$45,989	15.8%
Commerce	148,092	129,988	18,104	13.9%
Total revenue	$484,557	$420,464	$64,093	15.2%
Percentage of total revenue:
Presence	69.4%	69.1%
Commerce	30.6%	30.9%
Total revenue	100%	100%
Presence revenue
Presence revenue increased $46.0 million, or 15.8%, for the six months ended June 30, 2023 compared to the same period in 2022. This increase was primarily the result of the growth of our unique subscriptions, which contributed $27.2 million, or 59.2%, driven by retention of existing subscriptions and continued acquisition of new subscriptions across our presence offerings. Additionally, price increases across our website subscription plans contributed $16.9 million, or 36.8%, to the year-over-year presence revenue growth.
Commerce revenue
Commerce revenue increased $18.1 million, or 13.9%, for the six months ended June 30, 2023 compared to the same period in 2022. This increase was primarily the result of the retention of existing subscriptions and continued acquisition of new subscriptions across our commerce offerings, including subscriptions for our scheduling and hospitality services, which contributed approximately $13.7 million, or 75.4% to the year-over-year commerce revenue growth.
Cost of revenue and gross profit

	Six Months Ended June 30,		Change
($ in thousands, except percentages)	2023	2022	Amount	%
	(Unaudited)	(Unaudited)
Cost of revenue	$86,117	$73,642	$12,475	16.9%
Gross profit	$398,440	$346,822	$51,618	14.9%
Percentage of total revenue:
Cost of revenue	17.8%	17.5%
Gross profit	82.2%	82.5%
Cost of revenue
Cost of revenue increased $12.5 million, or 16.9%, for the six months ended June 30, 2023 compared to the same period in 2022. The increase was primarily due to increased payroll and associated benefit expenses for customer support of $4.7 million. The increase was also due to increased hosting costs of $4.0 million from our growing subscription base, as well as payment processing fees of $3.8 million mainly related to our hospitality services.
Gross profit
Gross profit increased $51.6 million, or 14.9%, for the six months ended June 30, 2023 compared to the same period in 2022. As a percentage of total revenue, gross profit was 82.2% and 82.5% for the six months ended June 30, 2023 and 2022, respectively.
Operating expenses:
Research and product development

	Six Months Ended June 30,		Change
($ in thousands, except percentages)	2023	2022	Amount	%
	(Unaudited)	(Unaudited)
Research and product development	$119,982	$116,157	$3,825	3.3%
Percentage of total revenue	24.8%	27.6%
Research and product development expenses increased $3.8 million, or 3.3%, for the six months ended June 30, 2023 compared to the same period in 2022. The increase is primarily due to payroll and associated benefit expenses, of $10.4 million, partially offset by capitalized internally developed software costs of $5.8 million in support of our product development.
Marketing and sales

	Six Months Ended June 30,		Change
($ in thousands, except percentages)	2023	2022	Amount	%
	(Unaudited)	(Unaudited)
Marketing and sales	$177,045	$181,649	$(4,604)	(2.5)%
Percentage of total revenue	36.5%	43.2%
Marketing and sales expenses decreased $4.6 million, or 2.5%, for the six months ended June 30, 2023 compared to the same period in 2022, primarily due to decreased advertising expenses of $9.3 million, mainly related to decreased television advertising, production expenses, and partnerships partially offset by increased spend in direct response channels. Additionally, the decrease is partially offset by increased payroll and benefits expenses of $4.9 million.

General and administrative

	Six Months Ended June 30,		Change
($ in thousands, except percentages)	2023	2022	Amount	%
	(Unaudited)	(Unaudited)
General and administrative	$63,249	$75,171	$(11,922)	(15.9)%
Percentage of total revenue	13.1%	17.9%
General and administrative expenses decreased $11.9 million, or 15.9%, for the six months ended June 30, 2023 compared to the same period in 2022, primarily due to a decrease in indirect tax expense and related penalties of $4.7 million, as well as stock-based compensation expenses of $6.1 million mainly related to the market-performance grant issued to our CEO.
Interest expense

	Six Months Ended June 30,		Change
($ in thousands, except percentages)	2023	2022	Amount	%
	(Unaudited)	(Unaudited)
Interest expense	$(16,729)	$(5,768)	$10,961	190.0%
Percentage of total revenue	(3.5)%	(1.4)%
Interest expense increased $11.0 million for the six months ended June 30, 2023 compared to the same period in 2022 due to higher interest rates, driven by increased LIBOR rates, on our total debt outstanding related to our amended credit agreement.
Other income, net

	Six Months Ended June 30,		Change
($ in thousands, except percentages)	2023	2022	Amount	%
	(Unaudited)	(Unaudited)
Other income, net	$1,198	$7,728	$(6,530)	(84.5)%
Percentage of total revenue	0.2%	1.8%
Other income, net was in a net income position of $1.2 million for the six months ended June 30, 2023 compared to a net income position of $7.7 million during the same period in 2022. The decrease is primarily due to increased unrealized losses of $8.8 million due to unfavorable foreign exchange rates, partially offset by increased interest earned on cash and cash equivalents of $2.2 million due to higher interest rates for the six months ended June 30, 2023 compared to the same period in 2022.
Provision for income taxes

	Six Months Ended June 30,		Change
($ in thousands, except percentages)	2023	2022	Amount	%
	(Unaudited)	(Unaudited)
Income/(loss) before provision for income taxes	$22,633	$(24,195)	$46,828	(193.5)%
Provision for income taxes	$(18,471)	$(4,169)	$(14,302)
Effective tax rate	(81.6)%	17.2%	(98.8)%
For the six months ended June 30, 2023, we applied the estimated annual tax rate in accordance with ASC Topic 740, Subtopics 270-30-6 through 8 to year-to-date results to determine the provision for income taxes. The estimated annual effective tax rate is based on forecasted annual results which fluctuate due to significant changes in the forecasted/actual results and any other transaction that results in differing tax treatment.
For the six months ended June 30, 2022, we departed from the estimated annual effective tax rate method and computed our income tax provision using the discrete method. The discrete method is applied when the application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate. The discrete method treats the year-to-date period as if it were the annual period and determines the income tax expense or benefit based on that basis.
The provision for income taxes increased for the six months ended June 30, 2023 compared to the same period in 2022, primarily driven by an increase in forecasted annual profit for the six months ended June 30, 2023 as compared to a forecasted annual loss for the same period in 2022. In addition, there was an increase in the capitalization of research and development expenditures and a decrease in net operating loss carryforwards for the six months ended June 30, 2023 as compared to the same period in 2022.

Quarterly Results of Operations
The following tables set forth selected unaudited quarterly statements of operations data for each of the eight fiscal quarters ended June 30, 2023, as well as the percentage of revenues that each line item represents for each quarter. The information for each of these quarters has been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") on the same basis as our audited historical condensed consolidated financial information and includes, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the results of operations for these periods. This data should be read in conjunction with our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. These quarterly results are not necessarily indicative of our results of operations to be expected for any future period.

	Three Months Ended (Unaudited)
($ in thousands)	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021
Revenue	$247,529	$237,028	$228,812	$217,696	$212,702	$207,762	$207,420	$200,962
Cost of revenue(1)	43,167	42,950	40,106	38,907	36,993	36,649	33,854	32,868
Gross profit	204,362	194,078	188,706	178,789	175,709	171,113	173,566	168,094
Operating expenses:
Research and product development(1)	61,412	58,570	56,828	54,312	58,829	57,328	50,679	48,769
Marketing and sales(1)	75,373	101,672	66,154	74,248	68,743	112,906	90,960	80,249
General and administrative(1)	30,909	32,340	37,942	38,507	39,190	35,981	31,608	32,091
Impairment charge	—	—	225,163	—	—	—	—	—
Total operating expenses	167,694	192,582	386,087	167,067	166,762	206,215	173,247	161,109
Operating income/(loss)	36,668	1,496	(197,381)	11,722	8,947	(35,102)	319	6,985
Interest expense	(8,635)	(8,094)	(7,230)	(5,209)	(3,319)	(2,449)	(2,503)	(2,491)
Other income/(loss), net	2,038	(840)	(9,567)	6,869	6,217	1,511	2,138	2,101
Income/(loss) before (provision for)/benefit from income taxes	30,071	(7,438)	(214,178)	13,382	11,845	(36,040)	(46)	6,595
(Provision for)/benefit from income taxes	(26,411)	7,940	(19,784)	(3,277)	52,651	(56,820)	(16,264)	(3,756)
Net income/(loss)	$3,660	$502	$(233,962)	$10,105	$64,496	$(92,860)	$(16,310)	$2,839

Net income/(loss) attributable to Class A, Class B and Class C common stockholders, basic and dilutive	$3,660	$502	$(233,962)	$10,105	$64,496	$(92,860)	$(16,310)	$2,839
Net income/(loss) per share attributable to Class A, Class B, and Class C common stockholders, basic	$0.03	$0.00	$(1.72)	$0.07	$0.46	$(0.67)	$(0.12)	$0.02
Net income/(loss) per share attributable to Class A, Class B, and Class C common stockholders, dilutive	$0.03	$0.00	$(1.72)	$0.07	$0.45	$(0.67)	$(0.12)	$0.02
Weighted-average shares used in computing net income/(loss) per share attributable to Class A, Class B, and Class C stockholders, basic	135,302,409	134,917,610	136,340,283	137,832,634	140,082,038	139,423,228	138,970,923	138,625,579
Weighted-average shares used in computing net income/(loss) per share attributable to Class A, Class B, and Class C stockholders, dilutive	138,771,613	137,182,268	136,340,283	139,667,719	142,133,303	139,423,228	138,970,923	143,251,717
__________________
(1)Includes stock-based compensation as follows:

	Three Months Ended (Unaudited)
($ in thousands)	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021
Cost of revenue	$1,549	$1,052	$944	$1,000	$846	$624	$450	$440
Research and product development	15,650	10,687	11,099	9,462	11,508	10,168	9,210	8,782
Marketing and sales	3,045	1,871	2,450	2,252	2,395	1,599	1,472	1,716
General and administrative	9,235	8,516	12,989	11,380	12,111	11,706	12,693	12,796
Total stock-based compensation	$29,479	$22,126	$27,482	$24,094	$26,860	$24,097	$23,825	$23,734
The following table sets forth our condensed consolidated statements of operations information as a percentage of total revenue for the three month periods indicated below.

	Three Months Ended (Unaudited)
($ in thousands)	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021
Revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenue(1)	17.4%	18.1%	17.5%	17.9%	17.4%	17.6%	16.3%	16.4%
Gross profit	82.6%	81.9%	82.5%	82.1%	82.6%	82.4%	83.7%	83.6%
Operating expenses:
Research and product development(1)	24.8%	24.7%	24.8%	24.9%	27.7%	27.6%	24.4%	24.3%
Marketing and sales(1)	30.5%	42.9%	28.9%	34.1%	32.3%	54.3%	43.9%	39.9%
General and administrative(1)	12.5%	13.6%	16.6%	17.7%	18.4%	17.3%	15.2%	16.0%
Impairment charge	—%	—%	98.4%	—%	—%	—%	—%	—%
Total operating expenses	67.8%	81.2%	168.7%	76.7%	78.4%	99.2%	83.5%	80.2%
Operating income/(loss)	14.8%	0.7%	(86.2)%	5.4%	4.2%	(16.8)%	0.2%	3.4%
Interest expense	(3.5)%	(3.4)%	(3.2)%	(2.4)%	(1.6)%	(1.2)%	(1.2)%	(1.2)%
Other income/(loss), net	0.8%	(0.4)%	(4.2)%	3.2%	2.9%	0.7%	1.0%	1.0%
Income/(loss) before (provision for)/benefit from income taxes	12.1%	(3.1)%	(93.6)%	6.2%	5.5%	(17.3)%	—%	3.2%
(Provision for)/benefit from income taxes	(10.7)%	3.3%	(8.6)%	(1.5)%	24.8%	(27.3)%	(7.8)%	(1.9)%
Net income/(loss)	1.4%	0.2%	(102.2)%	4.7%	30.3%	(44.6)%	(7.8)%	1.3%
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
As of June 30, 2023, we had cash and cash equivalents of $274.0 million and $17.7 million of available borrowing capacity under our Revolving Credit Facility, as defined below. During July 2021, we were issued an additional letter of credit for $2.5 million relating to a security deposit for our operating lease in Chicago, IL. Additionally, during September 2022, the letter of credit for our security deposit related to the New York, NY headquarters was reduced by $2.4 million due to a scheduled step-down per the lease agreement. See “Part I. Financial Information, Item 1. Financial Statements (Unaudited), Note 8. Debt.” We believe our existing cash and cash equivalents and investment in marketable securities will be sufficient to meet our operating working capital and capital expenditure requirements over the next 12 months. On January 1, 2022, a provision of the Tax Cuts and Jobs Act of 2017 went into effect which eliminates the option to deduct research and development costs in the year incurred and instead requires taxpayers to amortize such costs over five years and 15 years for domestic and foreign costs, respectively. While we expect to pay significantly higher cash tax payments during 2023, the adverse cash flow impact will diminish in future years as our capitalized research and development expenditures continue to amortize. In addition, we have also filed federal tax refund claims totaling approximately $8.7 million of which $4.0 million relates to a research and development tax credit carryback to 2018 and $4.7 million relates to a 2020 tax overpayment. We expect to receive these refunds during 2023. In addition, as of June 30, 2023, we had accrued $12.9 million of unrecognized tax benefits related to uncertain tax positions. At this time, we are unable to reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease over time. Our principal commitments consist of payments for our Credit Facility, operating leases and purchase commitments related to cloud-computing services. On May 10, 2022, the board of directors authorized a general share repurchase program of the Company’s Class A common stock of up to $200.0 million, with no fixed expiration (the "Stock Repurchase Plan"). During the three months ended June 30, 2023, the Company did not repurchase shares under the Stock Repurchase Plan. During the six months ended June 30, 2023, the Company repurchased 1.3 million shares and paid cash of $25.3 million, including commissions of $0.03 million, through open market purchases at a weighted-average price per share of $22.04. As of June 30, 2023, approximately $54.5 million remained available for stock repurchase. Our future financing requirements will depend on many factors, including our growth rate, subscription renewal activity, the timing and extent of spending to support development of our platform and products, the expansion of marketing and sales activities and any future investments or acquisitions we may make. See “Part II. Item 1A. Risk Factors.”

The following table summarizes our operating, investing and financing activities for the six months ended June 30, 2023 and 2022.

	Six Months Ended June 30,
($ in thousands)	2023	2022
Net cash provided by/(used in):
Operating activities	$116,702	$83,683
Investing activities	$24,673	$(6,811)
Financing activities	$(65,884)	$(55,154)
Net cash provided by operating activities
Net cash provided by operating activities for the six months ended June 30, 2023 was $116.7 million, which reflected our net income of $4.2 million increased by non-cash items such as $51.6 million of stock-based compensation and $14.5 million of depreciation and amortization, partially offset by $1.0 million of non-cash lease income.
Cash provided by operating activities included $38.0 million in deferred revenue, primarily reflective of our growth in unique subscriptions as well as price increases across several of our subscription plans, $9.8 million of accounts payable and accrued liabilities, primarily reflective of changes in the timing of payments, including product payments, as well as decreased marketing spend, $2.4 million in accounts receivables and due from vendors mainly driven by receivables in transit at year-end, and $0.4 million in other operating assets and liabilities, primarily related to increased income tax liabilities, partially offset by increased prepaid referral fees. These increases were offset by $1.5 million in prepaid expenses and other current assets, primarily reflective of increased prepaid income taxes, partially offset by decreased prepaid marketing expenses, and $2.1 million in funds payable to customers, primarily related to decreased diner reservations on our hospitality platform.
Net cash provided by operating activities for the six months ended June 30, 2022 was $83.7 million, which reflected our net loss of $28.4 million decreased by non-cash items such as $51.0 million of stock-based compensation, $15.9 million of depreciation and amortization, and $0.6 million of non-cash lease expense.
Cash provided by operating activities included $30.3 million in deferred revenue, primarily reflective of our growth in unique subscriptions as well as increased annual renewals, $9.5 million in funds payable to customers, primarily related to increased diner reservations on our hospitality platform, $9.3 million of accounts payable and accrued liabilities, primarily reflective of changes in the timing of payments as well as increased indirect taxes and decreased marketing spend. These increases were offset by $3.0 million in prepaid expenses and other current assets, primarily related to increased payments for prepaid taxes and referral fees, and $1.7 million in accounts receivables and due from vendors mainly driven by increased receivables in transit for payment processing fees.
Net cash provided by/(used in) investing activities
Net cash provided by investing activities for the six months ended June 30, 2023 was $24.7 million, which reflected $39.7 million in proceeds from the sale and maturities of marketable securities, offset by $7.8 million used to purchase marketable securities and $7.2 million spent in connection with the purchase of property and equipment, including $5.4 million of capitalized software development costs in support of our product development.
Net cash used in investing activities for the six months ended June 30, 2022 was $6.8 million, which reflected $5.7 million spent in connection with the purchase of property and equipment, including $1.0 million of capitalized software development costs in support of our product development, and $17.0 million used to purchase marketable securities, offset by $15.9 million in proceeds from the sale and maturities of marketable securities.
Net cash used in financing activities
Net cash used in financing activities for the six months ended June 30, 2023 was $65.9 million, which reflects $25.3 million in payments for repurchase and retirement of Class A common stock, $20.4 million in principal payments on our Term Loan, and $20.3 million in payments for taxes related to net share settlement of equity awards, partially offset by $0.1 million in proceeds from exercises of stock options.
Net cash used in financing activities for the six months ended June 30, 2022 was $55.2 million, which reflects $35.2 million cash spent on proceeds from repurchase and retirement of Class A common stock, $15.3 million on stock purchases related to equity incentive plans, and $6.8 million in principal payments on our Term Loan, partially offset by $2.1 million in proceeds from exercises of stock options.
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
Borrowings under the Credit Agreement were subject to an interest rate equal to, at our option, LIBOR or the bank's alternative base rate (the "ABR"), in either case, plus an applicable margin. On June 15, 2023, the Company amended the Credit Agreement to, among other things, replace LIBOR as the benchmark rate with SOFR, effective June 30, 2023, and establish additional term loan commitments in an aggregate principal amount of $100.0 million. The loans will fund on the closing date of the Google Domains asset acquisition, which is subject to certain regulatory approvals and customary closing conditions. See “Part I. Financial Information, Item 1. Financial Statements (Unaudited), Note 10. Commitments and Contingencies" for further information on the definitive asset purchase agreement with Google. The ABR is the greater of the prime rate, the federal funds effective rate plus the applicable margin or the SOFR quoted rate plus the applicable margin. The applicable margin is based on an indebtedness to consolidated EBITDA ratio as prescribed under the Credit Agreement and ranges from 1.25% to 2.25% on applicable SOFR loans and 0.25% to 1.25% on ABR loans. In addition, the Revolving Credit Facility is subject to an unused commitment fee, payable quarterly, of 0.20% to 0.25% of the unutilized commitments (subject to reduction in certain circumstances). Consolidated EBITDA is defined in the Credit Agreement and is not comparable to our definition of adjusted EBITDA used elsewhere in the Quarterly Report on Form 10-Q since the Credit Agreement allows for additional adjustments to net income/(loss) including the exclusion of transaction costs, changes in deferred revenue, and other costs that may be considered non-recurring. Further, consolidated EBITDA, as defined in the Credit Agreement, may be different from similarly titled EBITDA financial measures used by other companies. The definition of consolidated EBITDA is contained in Section 1.1 of the Credit Agreement.
As of June 30, 2023, $495.9 million was outstanding under the Term Loan. The Term Loan requires scheduled quarterly principal payments beginning March 31, 2021 in aggregate annual amounts equal to 2.50% for 2021 and 2022, 7.50% for 2023 and 2024 and 10.00% for 2025, in each case, on the amended Term Loan principal amount, with the balance due at maturity. In addition, the Credit Agreement includes certain customary prepayment requirements for the Term Loan, which are triggered by events such as asset sales, incurrence of indebtedness and sale leasebacks.
As of June 30, 2023, $7.3 million was outstanding under the Revolving Credit Facility in the form of outstanding letters of credit and $17.7 million remained available for borrowing by us. The outstanding letters of credit relate to security deposits for certain of our leased locations.
The Credit Agreement contains certain customary affirmative covenants and events of default. The negative covenants in the Credit Agreement include, among others, limitations on our ability (subject to negotiated exceptions) to incur additional indebtedness or issue additional preferred stock, incur liens on assets, enter into agreements related to mergers and acquisitions, dispose of assets or pay dividends and distributions. In addition, commencing with the fiscal quarter ending December 31, 2020, we were required to maintain an indebtedness to consolidated EBITDA ratio of not more than 4.50, tested as of the last day of each fiscal quarter, with a step-down to 4.25 for the fiscal quarters ending March 31, 2022 and June 30, 2022, a further step-down to 4.00 for the fiscal quarters ending September 30, 2022 and December 31, 2022 and a final step-down to 3.75 for the fiscal quarter ending March 31, 2023 and each fiscal quarter thereafter (the “Financial Covenant”), subject to customary equity cure rights. The Financial Covenant is subject to a 0.50 step-up in the event of a material permitted acquisition, which we can elect to implement up to two times during the life of the facility. We did not elect to implement this step-up as a result of the acquisition of Tock. If we are not in compliance with the covenants under the Credit Agreement or we otherwise experience an event of default, the lenders would be entitled to take various actions, including acceleration of amounts due under the Credit Agreement. As of June 30, 2023, we were in compliance with all applicable covenants, including the Financial Covenant.
The obligations under the Credit Agreement are guaranteed by our wholly-owned domestic subsidiaries and are secured by substantially all of the assets of the guarantors, subject to certain exceptions.
Total interest expense related to our indebtedness was $8.6 million and $16.7 million for the three and six months ended June 30, 2023, respectively, and $3.3 million and $5.8 million for the three and six months ended June 30, 2022, respectively.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Unique subscriptions (in thousands)	4,305	4,182	4,305	4,182
Total bookings (in thousands)	$256,137	$219,912	$521,926	$448,451
ARRR (in thousands)	$980,837	$837,759	$980,837	$837,759
ARPUS	$219.42	$204.17	$219.42	$204.17
Adjusted EBITDA (in thousands)	$73,383	$43,618	$104,246	$40,671
Unlevered free cash flow (in thousands)	$54,765	$36,377	$121,861	$81,912
GMV (in thousands)	$1,525,476	$1,517,286	$3,059,534	$3,091,826
Unique subscriptions.   Unique subscriptions represent the number of unique sites, standalone scheduling subscriptions, Unfold (social) subscriptions and hospitality subscriptions, as of the end of a period. A unique site represents a single subscription and/or group of related subscriptions, including a website subscription and/or a domain subscription, and other subscriptions related to a single website or domain. Every unique site contains at least one domain subscription or one website subscription. For instance, an active website subscription, a custom domain subscription and a Google Workspace subscription that represent services for a single website would count as one unique site, as all of these subscriptions work together and are in service of a single entity’s online presence. Unique subscriptions do not account for one-time purchases in Unfold or hospitality services. The total number of unique subscriptions is a key indicator of the scale of our business and is a critical factor in our ability to increase our revenue base.
Unique subscriptions increased 0.1 million, or 2.9%, as of June 30, 2023 compared to the same period in 2022. This increase was primarily a result of the retention of existing subscriptions and the continued acquisition of new subscriptions.
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
Total bookings increased $36.2 million, or 16.5%, for the three months ended June 30, 2023 compared to the same period in 2022 and increased $73.5 million, or 16.4%, for the six months ended June 30, 2023. These increases were primarily a result of an increase in our unique subscriptions and price increases across several of our subscription plans.
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
ARRR increased $143.1 million, or 17.1%, as of June 30, 2023 compared to the same period in 2022. This increase was primarily a result of the retention of existing subscriptions as well as the continued acquisition of new subscriptions and price increases across several of our subscription plans.
Average revenue per unique subscription.   We calculate ARPUS as the total revenue during the preceding 12-month period divided by the average of the number of total unique subscriptions at the beginning and end of the period. We believe ARPUS is a useful metric in evaluating our ability to sell higher-value plans and add-on subscriptions.
ARPUS increased $15.25, or 7.5%, as of June 30, 2023 compared to the same period in 2022. The increase was primarily due to a shift in revenue mix toward higher value subscription plans as well as price increases across several of our subscription plans.
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

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
Net income/(loss)	$3,660	$64,496	$4,162	$(28,364)
Interest expense	8,635	3,319	16,729	5,768
Provision for/(benefit from) income taxes	26,411	(52,651)	18,471	4,169
Depreciation and amortization	7,236	7,811	14,477	15,869
Stock-based compensation expense	29,479	26,860	51,605	50,957
Other income, net	(2,038)	(6,217)	(1,198)	(7,728)
Adjusted EBITDA	73,383	43,618	104,246	40,671
Adjusted EBITDA increased $29.8 million, or 68.2%, for the three months ended June 30, 2023 compared to the same period in 2022. This increase was primarily due to an increase in revenue partially offset by an increase in cash-based payroll and associated benefits primarily in support of our product development.
Adjusted EBITDA increased $63.6 million, or 156.3%, for the six months ended June 30, 2023 compared to the same period in 2022. This increase was primarily due to an increase in revenue and a reduction in marketing and sales spend, partially offset by an increase in cash-based payroll and associated benefits primarily in support of our product development.
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

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
Cash flows from operating activities	$52,547	$36,413	$116,702	$83,683
Cash paid of capital expenditures	(4,092)	(2,376)	(7,167)	(5,735)
Free cash flow	48,455	34,037	109,535	77,948
Cash paid for interest, net of the associated tax benefit	6,310	2,340	12,326	3,964
Unlevered free cash flow	$54,765	$36,377	$121,861	$81,912
Unlevered free cash flow increased $18.4 million, or 50.5%, for the three months ended June 30, 2023 compared to the same period in 2022. This increase was primarily driven by an increase in bookings, which was partially offset by an increase in cash-based payroll and associated benefits as well as the timing of invoices and payments. Unlevered free cash flow increased $39.9 million, or 48.8%, for the six months ended June 30, 2023 compared to the same period in 2022. This increase was primarily driven by an increase in bookings, a reduction in marketing and sales spend partially offset by an increase in cash-based payroll and associated benefits as well as the timing of payments.
Gross Merchandise Value.   GMV represents the value of physical goods, content and time sold, including hospitality services, net of refunds, on our platform over a given period of time. GMV processed on our platform increased $8.2 million, or 0.5%, for the three months ended June 30, 2023 compared to the same period in 2022. This increase was primarily due to our hospitality services, partially offset by our scheduling product. GMV processed on our platform decreased $32.3 million, or 1.0%, for the six months ended June 30, 2023 compared to the same period in 2022. This decrease was primarily due to our scheduling product, partially offset by our hospitality services.
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
Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022. Our critical accounting policies have not significantly changed during the six months ended June 30, 2023. See "Part

I. Financial Information, Item 1. Financial Statements (Unaudited), Note 2. Summary of Significant Accounting Policies" elsewhere in this Quarterly Report on Form 10-Q for more information.
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
While we generate the majority of our revenue in U.S. dollars, a portion of our revenue is denominated in Euros. For the three and six months ended June 30, 2023, 71.6% of our revenue was denominated in U.S. dollars, and 71.6% and 71.2% for the same periods in 2022, respectively. For the three and six months ended June 30, 2023, 28.4% of our revenue was denominated in Euros, and 28.4% and 28.8% for the same periods in 2022. As we expand globally, we will be further exposed to fluctuations in currency exchange rates.
In addition, the assets and liabilities of our international subsidiaries are denominated in the local currencies of the subsidiaries. Accordingly, assets and liabilities of the subsidiary are translated into U.S. dollars at exchange rates in effect on the applicable balance sheet date. Income and expense items are translated at average exchange rates for the applicable period. As a result, our results of operations will be impacted by any increase or decrease in the value of the foreign currencies relative to the U.S. dollar. Transaction gains/(losses) for the three and six months ended June 30, 2023 were $0.6 million and $(1.3) million, respectively, and for the three and six months ended June 30, 2022 were $6.0 million and $7.5 million, respectively.
We currently do not hedge foreign currency exposure. We may in the future hedge our foreign currency exposure and may use currency forward contracts, currency options or other common derivative financial instruments to reduce foreign currency risk. It is difficult to predict the effect that future hedging activities would have on our operating results.
Interest rate sensitivity
We had cash equivalents and marketable securities totaling $126.9 million as of June 30, 2023. Our cash equivalents are held for working capital purposes. Our investments in marketable securities are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes. Our cash equivalents and our portfolio of marketable securities are subject to market risk due to changes in interest rates. Fixed rate securities may have their market value adversely affected due to a rise in interest rates. Our future investment income may fall short of our expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates.

Borrowings under the Credit Agreement were subject to an interest rate equal to, at our option, LIBOR or ABR, in either case, plus an applicable margin. On June 15, 2023, the Company amended the 2020 Credit Agreement to, among other things, replace LIBOR as the benchmark rate with SOFR, effective June 30, 2023. Based on the outstanding balance of the 2020 Credit Agreement as of June 30, 2023, for every 100 basis point increase in SOFR or ABR, we would incur approximately $5.0 million of additional annual interest expense. We currently do not hedge interest rate exposure. We may in the future hedge our interest rate exposure and may use swaps, caps, collars, structured collars or other common derivative financial instruments to reduce interest rate risk. It is difficult to predict the effect that future hedging activities would have on our operating results.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023, the end of the period covered by the Quarterly Report on Form 10-Q. Based on the evaluation of our disclosure controls and procedures our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were operating effectively and our management has concluded that our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with U.S. GAAP.
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
As of June 30, 2023, we have outstanding $496 million aggregate principal amount of borrowings under the Term Loan and $7.3 million aggregate principal amount of borrowings under the Revolving Credit Facility (as defined above). If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures or to sell assets, seek additional capital or restructure or refinance our indebtedness. Our ability to restructure or refinance our current or future debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives. We cannot assure you that our business will be able to generate sufficient levels of cash or that future borrowings or other financings will be available to us in an amount sufficient to enable us to service our indebtedness and fund our other liquidity needs. In addition, our indebtedness under the Credit Agreement (as defined below) bears interest at variable rates. Because we have variable rate debt, fluctuations in interest rates may affect our business, financial condition and results of operations.
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
As of June 30, 2023, we had customers in over 200 countries and territories and expect to continue to expand our international operations in the future. However, international sales and the use of our platform in various countries subject us to risks that we do not generally face with respect to domestic sales. These risks include, but are not limited to:
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
Our business, financial condition and results of operations are affected by fluctuations due to changes in foreign currency exchange rates. While we generate the majority of our revenue in U.S. dollars, a portion of our revenue is denominated in Euros. For the six months ended June 30, 2023, 71.6% of our revenue was denominated in U.S. dollars and 28.4% of our revenue was denominated in Euros. As we expand globally, we will be further exposed to fluctuations in currency exchange rates to the extent that the revenue that we generate in currencies other than the U.S. dollar increases. Furthermore, currency exchange rates have been especially volatile in the recent past, and these currency fluctuations have made and may continue to make it difficult for us to accurately predict our results of operations.
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
Our Class A common stock has one vote per share and our Class B common stock has ten votes per share. The multi-class structure of our common stock has the effect of concentrating voting control with our Class B common stockholders. As of June 30, 2023, Mr. Casalena holds a majority of the voting power of our outstanding capital stock. As a result, Mr. Casalena will have control over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. He may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. Corporate actions might be taken even if other stockholders oppose them. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control or other liquidity event of our company, could deprive our stockholders of an opportunity to receive a premium for their shares of Class A common stock as part of a sale or other liquidity event and might ultimately affect the trading price of our Class A common stock. Future transfers by holders of Class B common stock will generally result in those shares converting to Class A common stock, which will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term.
Pursuant to our amended and restated certificate of incorporation, we are authorized to issue 1,000,000,000 shares of Class C common stock and as of June 30, 2023, there is no Class C common stock outstanding. Although we have no current plans to issue any shares of Class C common stock in the future, we may issue shares of Class C common stock for a variety of corporate purposes, including financings, acquisitions, investments, dividends and equity incentives to our employees, consultants and directors. Under our amended and restated certificate of incorporation, our board of directors has the authority, without stockholder approval except as required by the listing standards of the NYSE, to issue additional shares of our capital stock. Because the Class C common stock carries no voting rights, is not convertible into any other capital stock and is not listed for trading on an exchange or registered for sale with the SEC, shares of Class C common stock may be less liquid and less attractive to any future recipients of these shares than shares of Class A common stock, although we may seek to list the Class C common stock for trading and register shares of Class C common stock for sale in the future. In addition, because our Class C common stock carries no voting rights and is not counted when determining whether the seven percent ownership threshold related to automatic conversion of the Class B common stock is met, if we issue shares of Class C common stock in the future, the holders of our Class B common stock, including our Founder and Chief Executive Officer, may be able to elect all of our directors and to determine the outcome of most matters submitted to a vote of our stockholders for a longer period of time than would be the case if we issued Class A common stock rather than Class C common stock in such transactions. In addition, if we issue shares of Class C common stock in the future, such issuances would have a dilutive effect on the economic interests of our Class A common stock and Class B common stock.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Title	Form	File Number	Exhibit	Filing Date
10.1*	Amendment No. 1 to the Amended and Restated Credit Agreement, dated June 15, 2023
31.1*	Certification of the Registrant’s Principal Executive Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Registrant’s Principal Financial Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1 NS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

Squarespace, Inc.

Date: August 8, 2023	By:	/s/ Anthony Casalena
Anthony Casalena Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2023	By:	/s/ Nathan Gooden
Nathan Gooden Chief Financial Officer (Principal Financial Officer)