Form 10-Q
period 2023-09-30
Squarespace, Inc.
filed 2023-11-07
CIK 1496963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
_________________________________
[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of September 30, 2023, the registrant had 88,124,267 shares of Class A Common Stock, 47,844,755 shares of Class B Common Stock, and no shares of Class C Common Stock, each with a par value of $0.0001 per share, outstanding.

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
•the impact of the COVID-19 pandemic on how we, our providers, and consumers operate and the extent to which this will affect our business, future results of operations, and financial condition;
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

PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
SQUARESPACE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$216,464	$197,037
Restricted cash	40,671	35,583
Investment in marketable securities	—	31,757
Accounts receivable, net	21,999	10,748
Due from vendors	4,292	4,442
Prepaid expenses and other current assets	57,398	48,326
Total current assets	340,824	327,893
Property and equipment, net	57,245	51,633
Operating lease right-of-use assets	79,810	86,824
Goodwill	210,438	210,438
Intangible assets, net	205,147	42,808
Other assets	11,432	10,921
Total assets	$904,896	$730,517
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$10,561	$12,987
Accrued liabilities	113,733	64,360
Deferred revenue	315,603	269,689
Funds payable to customers	44,208	38,845
Debt, current portion	48,977	40,758
Operating lease liabilities, current portion	12,352	11,514
Total current liabilities	545,434	438,153
Deferred income taxes, non-current portion	978	788
Debt, non-current portion	531,714	473,167
Operating lease liabilities, non-current portion	100,710	110,169
Other liabilities	14,022	11,231
Total liabilities	1,192,858	1,033,508
Commitments and contingencies (see Note 12)
Stockholders’ deficit:
Class A common stock, par value of $0.0001; 1,000,000,000 shares authorized as of September 30, 2023 and December 31, 2022, respectively; 88,124,267 and 87,754,534 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	8	8
Class B common stock, par value of $0.0001; 100,000,000 shares authorized as of September 30, 2023 and December 31, 2022, respectively; 47,844,755 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	5	5
Class C common stock (authorized May 10, 2021), par value of $0.0001; 1,000,000,000 shares authorized as of September 30, 2023 and December 31, 2022, respectively; zero shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	—	—
Additional paid in capital	905,069	875,737
Accumulated other comprehensive loss	(3,631)	(1,665)
Accumulated deficit	(1,189,413)	(1,177,076)
Total stockholders’ deficit	(287,962)	(302,991)
Total liabilities and stockholders’ deficit	$904,896	$730,517
The accompanying notes are an integral part of these condensed consolidated financial statements.

SQUARESPACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$257,061	$217,696	$741,618	$638,160
Cost of revenue	51,753	38,907	137,870	112,549
Gross profit	205,308	178,789	603,748	525,611
Operating expenses:
Research and product development	60,491	54,312	180,473	170,469
Marketing and sales	81,016	74,248	258,061	255,897
General and administrative	36,155	38,507	99,404	113,678
Total operating expenses	177,662	167,067	537,938	540,044
Operating income/(loss)	27,646	11,722	65,810	(14,433)
Interest expense	(9,321)	(5,209)	(26,050)	(10,977)
Other income, net	6,327	6,869	7,525	14,597
Income/(loss) before provision for income taxes	24,652	13,382	47,285	(10,813)
Provision for income taxes	(41,151)	(3,277)	(59,622)	(7,446)
Net (loss)/income	$(16,499)	$10,105	$(12,337)	$(18,259)

Net (loss)/income per share, basic and dilutive	$(0.12)	$0.07	$(0.09)	$(0.13)
Weighted-average shares used in computing net (loss)/income per share, basic	135,736,599	137,832,634	135,321,873	139,106,807
Weighted-average shares used in computing net (loss)/income per share, dilutive	135,736,599	139,667,719	135,321,873	139,106,807
The accompanying notes are an integral part of these condensed consolidated financial statements.

SQUARESPACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)/INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net (loss)/income	$(16,499)	$10,105	$(12,337)	$(18,259)
Other comprehensive loss
Foreign currency translation adjustment	(2,144)	(2,275)	(2,182)	(5,113)
Unrealized (loss)/gain on marketable securities, net of income taxes	—	(35)	216	(290)
Total other comprehensive loss	(2,144)	(2,310)	(1,966)	(5,403)
Total comprehensive (loss)/income	$(18,643)	$7,795	$(14,303)	$(23,662)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SQUARESPACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
(in thousands, except share data)
(unaudited)
Three and Nine Months Ended September 30, 2023

	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2022	87,754,534	$8	47,844,755	$5	—	$—	$875,737	$(1,665)	$(1,177,076)	$(302,991)
Stock-based compensation	—	—	—	—	—	—	22,595	—	—	22,595
Stock option exercises	13,050	—	—	—	—	—	52	—	—	52
Vested RSUs converted to common shares	1,357,462	—	—	—	—	—	—	—	—	—
Taxes paid related to net share settlement of equity awards	(573,862)	—	—	—	—	—	(13,369)	—	—	(13,369)
Repurchase and retirement of Class A common stock	(1,256,170)	—	—	—	—	—	(25,321)	—	—	(25,321)
Excise tax on repurchase of Class A common stock	—	—	—	—	—	—	(277)	—	—	(277)
Net income	—	—	—	—	—	—	—	—	502	502
Total other comprehensive income, net of taxes	—	—	—	—	—	—	—	474	—	474
Balance at March 31, 2023	87,295,014	$8	47,844,755	$5	—	$—	$859,417	$(1,191)	$(1,176,574)	$(318,335)
Stock-based compensation	—	—	—	—	—	—	30,648	—	—	30,648
Stock option exercises	21,635	—	—	—	—	—	42	—	—	42
Vested RSUs converted to common shares	640,562	—	—	—	—	—	—	—	—	—
Taxes paid related to net share settlement of equity awards	(233,544)	—	—	—	—	—	(6,915)	—	—	(6,915)
Net income	—	—	—	—	—	—	—	—	3,660	3,660
Total other comprehensive loss, net of taxes	—	—	—	—	—	—	—	(296)	—	(296)
Balance at June 30, 2023	87,723,667	$8	47,844,755	$5	—	$—	$883,192	$(1,487)	$(1,172,914)	$(291,196)
Stock-based compensation	—	—	—	—	—	—	29,806	—	—	29,806
Stock option exercises	19,564	—	—	—	—	—	57	—	—	57
Vested RSUs converted to common shares	642,162	—	—	—	—	—	—	—	—	—
Taxes paid related to net share settlement of equity awards	(261,126)	—	—	—	—	—	(7,986)	—	—	(7,986)
Net loss	—	—	—	—	—	—	—	—	(16,499)	(16,499)
Total other comprehensive loss, net of taxes	—	—	—	—	—	—	—	(2,144)	—	(2,144)
Balance at September 30, 2023	88,124,267	$8	47,844,755	$5	—	$—	$905,069	$(3,631)	$(1,189,413)	$(287,962)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SQUARESPACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
(in thousands, except share data)
(unaudited)
Three and Nine Months Ended September 30, 2022

	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2021	90,826,625	$9	48,344,755	$5	—	$—	$911,570	$(208)	$(924,855)	$(13,479)
Stock-based compensation	—	—	—	—	—	—	24,160	—	—	24,160
Stock option exercises	343,687	—	—	—	—	—	1,141	—	—	1,141
Vested RSUs converted to common shares	680,134	—	—	—	—	—	—	—	—	—
Taxes paid related to net share settlement of equity awards	(287,455)	—	—	—	—	—	(7,672)	—	—	(7,672)
Net loss	—	—	—	—	—	—	—	—	(92,860)	(92,860)
Total other comprehensive loss, net of taxes	—	—	—	—	—	—	—	(979)	—	(979)
Balance at March 31, 2022	91,562,991	$9	48,344,755	$5	—	$—	$929,199	$(1,187)	$(1,017,715)	$(89,689)
Stock-based compensation	—	—	—	—	—	—	27,056	—	—	27,056
Stock option exercises	269,064	—	—	—	—	—	969	—	—	969
Vested RSUs converted to common shares	827,149	—	—	—	—	—	—	—	—	—
Taxes paid related to net share settlement of equity awards	(350,156)	—	—	—	—	—	(7,602)	—	—	(7,602)
Repurchase and retirement of Class A common stock	(1,562,460)	—	—	—	—	—	(35,202)	—	—	(35,202)
Conversion of Class B common stock to Class A common stock	500,000	—	(500,000)	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—	64,496	64,496
Total other comprehensive loss, net of taxes	—	—	—	—	—	—	—	(2,114)	—	(2,114)
Balance at June 30, 2022	91,246,588	$9	47,844,755	$5	—	$—	$914,420	$(3,301)	$(953,219)	$(42,086)
Stock-based compensation	—	—	—	—	—	—	24,572	—	—	24,572
Stock option exercises	29,797	—	—	—	—	—	48	—	—	48
Vested RSUs converted to common shares	237,846	—	—	—	—	—	—	—	—	—
Taxes paid related to net share settlement of equity awards	(97,346)	—	—	—	—	—	(2,060)	—	—	(2,060)
Repurchase and retirement of Class A common stock	(2,431,995)	—	—	—	—	—	(50,378)	—	—	(50,378)
Conversion of Class B common stock to Class A common stock	—	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—	10,105	10,105
Total other comprehensive loss, net of taxes	—	—	—	—	—	—	—	(2,310)	—	(2,310)
Balance at September 30, 2022	88,984,890	$9	47,844,755	$5	—	$—	$886,602	$(5,611)	$(943,114)	$(62,109)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SQUARESPACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2023	2022
OPERATING ACTIVITIES:
Net loss	$(12,337)	$(18,259)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	24,975	23,773
Stock-based compensation	79,922	75,051
Deferred income taxes	190	—
Non-cash lease (income)/expense	(1,601)	2,258
Other	485	700
Changes in operating assets and liabilities:
Accounts receivable and due from vendors	(11,151)	(3,099)
Prepaid expenses and other current assets	(9,486)	(11,514)
Accounts payable and accrued liabilities	44,080	6,034
Deferred revenue	47,786	38,035
Funds payable to customers	5,364	12,936
Other operating assets and liabilities	1,800	(798)
Net cash provided by operating activities	170,027	125,117
INVESTING ACTIVITIES:
Proceeds from the sale and maturities of marketable securities	39,664	22,740
Cash paid for asset acquisition	(176,721)	—
Purchases of marketable securities	(7,824)	(19,444)
Purchase of property and equipment	(13,141)	(8,852)
Net cash used in investing activities	(158,022)	(5,556)
FINANCING ACTIVITIES:
Borrowings on Term Loan	99,444	—
Payments of debt issuance costs	(637)	—
Principal payments on debt	(32,623)	(10,189)
Payments for repurchase and retirement of Class A common stock	(25,321)	(85,580)
Taxes paid related to net share settlement of equity awards	(28,306)	(17,334)
Proceeds from exercise of stock options	191	2,158
Net cash provided by/(used in) financing activities	12,748	(110,945)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(238)	(985)
Net increase in cash, cash equivalents and restricted cash	24,515	7,631
Cash, cash equivalents, and restricted cash at the beginning of the period	232,620	233,680
Cash, cash equivalents, and restricted cash at the end of the period	$257,135	$241,311

Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$216,464	$200,480
Restricted cash	40,671	40,831
Cash, cash equivalents, and restricted cash at the end of the period	$257,135	$241,311

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
Cash paid during the year for interest	$25,407	$10,283
Cash paid during the year for income taxes	$31,240	$9,450

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCE ACTIVITIES
Purchases of property and equipment included in accounts payable and accrued liabilities	$23	$1,814
Non-cash leasehold improvements	$—	$5,863
Capitalized stock-based compensation	$3,127	$737
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
Operating Segments and Reporting Units
Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker (“CODM”), who makes decisions about allocating resources and assessing

SQUARESPACE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
performance. The Company defines its CODM as its Chief Executive Officer (“CEO”). An operating segment is determined to be a reporting unit if all of its components are similar or if it consists of a single component. A component consists of a business within an operating segment for which discrete financial information is available and regularly reviewed by the CODM.
During the nine months ended September 30, 2023, the Company revised its operating segments to reflect changes to the manner in which the CODM assesses performance and makes resource allocations. As a result of these changes, the Company is operating as one operating segment with one reportable segment. Therefore, all required segment information can be found in the condensed consolidated financial statements.
Concentration of Risks Related to Credit, Interest Rates and Foreign Currencies
The Company is subject to credit risk, interest rate risk on its outstanding indebtedness, market risk on investments and foreign currency risk in connection with the Company’s operations internationally.
The Company maintains the components of its cash and cash equivalents balance in various accounts, which from time to time exceed the federal depository insurance coverage limit. In addition, substantially all cash and cash equivalents are held by four financial institutions. The Company has not experienced any concentration losses related to its cash, cash equivalents and marketable securities to date.
As of September 30, 2023 and December 31, 2022, no single customer accounted for more than 10% of the Company’s accounts receivable. Additionally, no single customer accounted for more than 10% of the Company’s revenue during the three and nine months ended September 30, 2023 and 2022.
The Company is also subject to foreign currency risks that arise from normal business operations. Foreign currency risks include the translation of local currency and intercompany balances established in local customer currencies sold through the Company's international subsidiaries.
Cash and Cash Equivalents
Cash and cash equivalents are stated at fair value. The Company considers all highly liquid investments purchased with an original maturity date of 90 days or less from the date of original purchase to be cash equivalents. Interest income on cash and cash equivalents was $2,274 and $4,808 for the three and nine months ended September 30, 2023, respectively, and $504 and $821 for the three and nine months ended September 30, 2022, respectively, and was included in other income, net in the condensed consolidated statements of operations.
Restricted Cash and Payment Processing Transactions
The Company processes certain payments and holds funds for its hospitality services on behalf of its customers consisting of prepayments for restaurant reservations, to-go orders, and events. While the Company does not have any contractual obligations to hold such cash as restricted, the prepayments and associated sales tax are included in restricted cash in the condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022.
In addition, the Company recognizes the liability due to restaurant customers in funds payable to customers and the associated sales tax payable in accrued liabilities in the condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022. Funds are remitted to the restaurant customers based on the stipulated contract terms. In addition to restricted cash held on behalf of restaurant customers, the Company recognizes in-transit receivables from certain third-party vendors which assist in processing and settling payment transactions due to a clearing period before the related cash is received or settled. In-transit receivables are included in due from vendors in the condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022.

SQUARESPACE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
The following table represents the assets and liabilities related to payment processing transactions:

	September 30, 2023	December 31, 2022
Restricted cash	$40,671	$35,583
Due from vendors	4,292	4,442
Total payment processing assets	44,963	40,025
Funds payable to customers	(44,208)	(38,845)
Sales tax payable	(755)	(1,180)
Total payment processing liabilities	(44,963)	(40,025)
Total payment processing transactions, net	$—	$—
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
See “Note 6. Fair Value of Financial Instruments” for further information.
Asset Acquisitions
The Company evaluates whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets to determine whether a transaction is accounted for as a business combination or an asset acquisition.
The Company accounts for asset acquisitions using a cost accumulation model whereby the cost of the acquisition, including direct transaction costs, is allocated to the acquired assets based on their relative fair values. The asset acquisition cost or consideration transferred on the acquisition date is generally used in determining the fair value of the net assets acquired. The Company allocates the consideration transferred between the asset acquired and any separate related transactions on a relative fair value basis. Goodwill is not recognized in an asset acquisition and any excess consideration transferred over the fair value of the net assets acquired is allocated to the identifiable assets based on relative fair values.
See “Note 4. Acquisitions” for further information.
Intangible Assets
The Company’s intangible assets are finite-lived and are amortized on a straight-line basis over their estimated useful lives, which are aligned to the economic benefit of the asset.
Leases
The Company adopted ASC Topic 842, Leases ("ASC Topic 842"), as of January 1, 2022. The Company determines if an arrangement is or contains a lease at inception by assessing whether the arrangement conveys the right to control the use of an identified asset. The Company classifies, measures and recognizes a lease liability on the lease commencement date based on the present value of lease payments over the remaining lease term. As of September 30, 2023, the Company's leases were classified as operating leases. The Company uses an estimated incremental borrowing rate based on information available at the lease commencement date in determining the present value of future payments as the rate implicit in the lease is not generally known. The incremental borrowing rate is based on the rate of interest the Company would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Operating right-of-use assets related to operating lease liabilities equal the amount of the initial measurement of the lease liability adjusted for any initial direct costs, prepaid rent and lease incentives received. Lease

SQUARESPACE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
terms that are used in determining operating lease liabilities at lease inception may include options to extend or terminate the leases and when it is reasonably certain that the Company will exercise such options. Operating lease expense is recorded on a straight-line basis over the lease term. The straight-line expense is allocated within the condensed consolidated statements of operations based on departmental employee headcount. Variable lease costs are recognized as incurred and allocated within the condensed consolidated statements of operations based on departmental employee headcount. The Company has applied practical expedients for lease agreements with lease and non-lease components, and in such cases, accounts for the components as a single lease component. The Company has also elected not to recognize operating right-of-use assets and operating lease liabilities for any lease with an original lease term of less than one year.
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
See “Note 13. Leases” for further information on impairment losses on leases recorded during the year ended December 31, 2022.
Net (Loss)/Income Per Share
Basic net (loss)/income per share is computed by dividing net (loss)/income attributable to common stockholders by the weighted-average number of shares of the Company’s Class A, Class B and Class C common stock outstanding.
Diluted net (loss)/income per share is computed by giving effect to all dilutive securities. Diluted net (loss)/income per share is computed by dividing the resulting net (loss)/income attributable to common stockholders by the weighted-average number of fully diluted Class A, Class B and Class C common shares outstanding. The Company used the if-converted method as though the conversion, exchange or vesting, respectively, had occurred as of the beginning of the period or the original date of issuance, if later. During periods when there is a net loss attributable to common stockholders, potentially dilutive Class A, Class B and Class C common stock equivalents are excluded from the calculation of diluted net loss per share as their effect is anti-dilutive. If the effect of a conversion of an instrument is neutral to earnings per share, the Company considers the security to be dilutive.
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
Accounting Pronouncements Recently Adopted
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers ("ASC 2021-08"). This standard requires that an entity recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC Topic 606, Revenue from Contracts with Customers, as if the acquirer had originated the contracts. ASU 2021-08 is effective for fiscal years and interim periods in those years beginning after December 15, 2022 for nonpublic entities with early adoption permitted. The Company adopted this standard as of January 1, 2023, however, as the Company has not completed any transactions subject to Topic 805 subsequent to the date of adoption, the adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.
In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. This standard defers the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. ASU No. 2022-06 is effective upon issuance of this update for all entities that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The Company adopted this standard as of December 31, 2022. Effective June 30, 2023, the Company replaced LIBOR as the benchmark rate with SOFR. See “Note 10. Debt" for further information. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

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
Presence
Presence revenue primarily consists of fixed-fee subscriptions to the Company’s plans that offer core platform functionalities, currently branded “Personal” and “Business” plans. Presence revenue also consists of fixed-fee subscriptions related to additional entry points for starting online such as domain managed services and social media. Additionally, presence revenue is derived from third-party solutions related to email services and access to third-party content to enhance online presence. For customers in need of a larger scale solution, the Company has an enterprise offering, and revenue is recognized over the life of the contract.
Commerce
Commerce revenue primarily consists of fixed-fee subscriptions to the Company’s plans that offer all the features of presence plans as well as additional features that support end to end commerce transactions, currently branded “Basic” and “Advanced” plans. Commerce revenue also includes fixed-fee subscriptions to a number of other tools that support running an online business such as marketing, memberships, courses, scheduling and hospitality tools. Non-subscription revenue is derived from fixed-fees earned on revenue share arrangements with commerce partners as well as fixed transaction fees earned on gross merchandise value processed through Business plan sites and certain hospitality offerings. Commerce revenue also includes payment processing fees received for use of the Company’s hospitality services.
Revenue by Product Type, Subscription Type and Revenue Recognition Pattern
The following tables summarize revenue by product type, subscription type, and revenue recognition pattern for the periods presented:

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
	Presence	Commerce	Total	Presence	Commerce	Total
Subscription revenue
Transferred over time	$174,542	$59,092	$233,634	$501,457	$169,955	$671,412
Transferred at a point in time	4,087	—	4,087	12,088	—	12,088
Non-subscription revenue
Transferred over time	760	902	1,662	2,181	2,629	4,810
Transferred at a point in time	62	17,616	17,678	190	53,118	53,308
Total revenue	$179,451	$77,610	$257,061	$515,916	$225,702	$741,618

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
	Presence	Commerce	Total	Presence	Commerce	Total
Subscription revenue
Transferred over time	$146,055	$50,258	$196,313	$428,434	$146,180	$574,614
Transferred at a point in time	3,398	—	3,398	10,447	—	10,447
Non-subscription revenue
Transferred over time	459	890	1,349	1,299	2,641	3,940
Transferred at a point in time	83	16,553	16,636	291	48,868	49,159
Total revenue	$149,995	$67,701	$217,696	$440,471	$197,689	$638,160

SQUARESPACE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
Revenue by Geography
Revenue by geography is based on the customer’s self-reported country identifier or, if not available, the billing address or IP address, and was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
United States	$184,198	$157,409	$531,147	$456,583
International	72,863	60,287	210,471	181,577
Total revenue	$257,061	$217,696	$741,618	$638,160
Currently no individual country contributes greater than 10% of total international revenue.
Deferred Revenue
The deferred revenue balance as of September 30, 2023 and December 31, 2022 represents the Company’s aggregate remaining performance obligations that are expected to be recognized as revenue in subsequent periods. Generally, the Company’s contracts are for one year or less and the value for contracts with terms greater than one year is not material. The change in deferred revenue primarily reflects cash payments received during the period for which the performance obligation was not satisfied prior to the end of the period partially offset by $49,745 and $253,589 of revenues recognized during the three and nine months ended September 30, 2023, respectively, and $42,213 and $220,342 during the three and nine months ended September 30, 2022, respectively.
Capitalized Contract Costs
Assets capitalized related to contract costs consisted of the following:

	September 30, 2023	December 31, 2022
Capitalized referral fees, current	$7,750	$6,368
Capitalized referral fees, non-current	9,941	8,168
Capitalized app fees, current	880	971
Sales commissions, current	502	479
Sales commissions, non-current	145	159
Total capitalized contract costs	$19,218	$16,145
Amortization of capitalized contract costs was $3,039 and $9,328 for the three and nine months ended September 30, 2023, respectively, and $2,624 and $7,860 for the three and nine months ended September 30, 2022, respectively, and was included in marketing and sales in the condensed consolidated statements of operations.
There were no impairment charges recognized related to capitalized contract costs for the three and nine months ended September 30, 2023 and 2022.
Obligations for Returns, Refunds and Other Similar Obligations
The Company did not have any material change in revenue recognition from a previous period due to refunds, change in transaction price or other consideration variables. As of September 30, 2023 and December 31, 2022, obligations for refunds were $494 and $400, respectively, and were included in accrued liabilities in the condensed consolidated balance sheets.
4.Acquisitions
Google Domains
On June 15, 2023, the Company entered into an asset purchase agreement (the "Google Domains APA") between the Company and Google LLC (“Google”) to acquire, among other things, Google's domain assets, including all domain names for which Google is the registrar or reseller (the “Google Domains Asset Acquisition”). The Google Domains Asset Acquisition closed on September 7, 2023 (the “Closing Date”) subsequent to certain regulatory approvals and customary closing conditions.
The Company recognized the acquisition as an asset acquisition. The total amount paid for the Google Domains Asset Acquisition was $180,721, including direct transaction costs of $721, which was paid on the Closing Date. The total amount paid included $100,000 in cash funded by additional term loan commitments with the remaining amount paid using cash on hand. See “Note 10. Debt” for further information on the additional term loan commitments funded during the three months ended September 30, 2023. Based on the relative fair values of the assets acquired in the Google Domains APA, $176,721 was allocated to the asset acquired classified as customer relationships and included in intangible assets, net in the

SQUARESPACE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
condensed consolidated balance sheet. The identifiable finite-lived intangible asset is expected to be amortized over its useful life which is estimated to be 4 years. The remaining $4,000 of the total amount paid was related to a transaction service agreement (the "Google TSA") between the Company and Google and is included within prepaid expenses and other current assets in the condensed consolidated balance sheet. The Google TSA will be expensed over a period of 8 months with expenses allocated to research and product development expenses and cost of revenue in the condensed consolidated statement of operations based on the nature of the services being provided to the Company.
As of the Closing Date, the Company agreed to reimburse Google for deposits it assumed of $11,719 for domain name registration fees remaining at certain third-party registries. As of September 30, 2023, the Company had $7,537 of these deposits remaining in prepaid expenses and other current assets and $11,719 remaining in accrued liabilities in the condensed consolidated balance sheet.
5.Investment in Marketable Securities
As of September 30, 2023, the Company did not own available-for-sale (“AFS”) marketable securities in the form of corporate bonds and commercial paper, asset backed securities or U.S. treasuries.
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
The Company did not recognize any unrealized losses related to marketable securities during the three months ended September 30, 2023. The Company recognized unrealized losses of $216 related to its AFS securities during the nine months ended September 30, 2023, and $35 and $290 during the three and nine months ended September 30, 2022, respectively. The unrealized losses were due to changes in market rates and were determined to be temporary in nature. These unrealized losses were classified in accumulated other comprehensive loss in the condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022.
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
6.Fair Value of Financial Instruments
A summary of the Company’s investments in marketable securities (including, if applicable, those marketable securities classified as cash and cash equivalents) were as follows:

	September 30, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$154,056	$—	$—	$154,056
Total	$154,056	$—	$—	$154,056

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$82,584	$—	$—	$82,584
Available-for-sale debt securities
Corporate bonds and commercial paper	—	19,775	—	19,775
Asset backed securities	—	2,208	—	2,208
U.S. treasuries	9,774	—	—	9,774
Total	$92,358	$21,983	$—	$114,341
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
7.Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	September 30, 2023	December 31, 2022
Prepaid domain name registration fees	19,468	2,790
Prepaid operational expenses	17,255	11,990
Prepaid referrals, current	7,750	6,368
Prepaid advertising expenses	$936	$7,045
Prepaid income taxes	—	17,134
Other current assets	11,989	2,999
Total prepaid expenses and other current assets	$57,398	$48,326
As of September 30, 2023, the Company had $7,537 in deposits for domain name registration fees remaining at certain third-party registries in relation to the Google Domains Asset Acquisition included as other current assets above. See “Note 4. Acquisitions” for further information.

SQUARESPACE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
8.Accrued Liabilities
Accrued liabilities consisted of the following:

	September 30, 2023	December 31, 2022
Accrued indirect taxes	38,473	33,486
Accrued marketing expenses	$24,111	$14,620
Accrued product expenses	17,124	4,524
Accrued income taxes	8,822	—
Accrued payroll expense	4,044	4,985
Other accrued expenses	21,159	6,745
Total accrued liabilities	$113,733	$64,360
As of September 30, 2023, the Company had a remaining obligation of $11,719 for deposits for domain name registration fees in relation to the Google Domains Asset Acquisition included as other accrued expenses above. See “Note 4. Acquisitions” for further information.
9.Intangible Assets, Net
The following tables summarize the carrying value of the Company’s finite-lived intangible assets:

	Useful Lives (in years)	September 30, 2023
		Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Technology	3 to 5	$17,533	$(15,308)	$2,225
Customer relationships	2 to 5	238,551	(38,128)	200,423
Tradenames	3 to 5	11,496	(8,997)	2,499
Total intangible assets, net		$267,580	$(62,433)	$205,147

	Useful Lives (in years)	December 31, 2022
		Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Technology	3 to 5	$17,533	$(12,386)	$5,147
Customer relationships	2 to 5	61,830	(27,416)	34,414
Tradenames	3 to 5	11,496	(8,249)	3,247
Total intangible assets, net		$90,859	$(48,051)	$42,808
Technology, customer relationships and tradenames have weighted-average remaining useful lives of 0.6 years, 3.8 years and 2.5 years, respectively. The weighted-average remaining useful life for finite-lived intangible assets was 3.7 years as of September 30, 2023.
Amortization of finite-lived intangible assets was included in the following line items in the condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenue	$985	$985	$2,922	$2,922
Marketing and sales	5,456	2,672	10,712	8,290
General and administrative	252	687	748	2,148
Total amortization of finite-lived intangible assets	$6,693	$4,344	$14,382	$13,360
As of September 30, 2023, the expected future amortization expense for finite-lived intangible assets was as follows:

Year Ending December 31,	Amount
Remainder of 2023	$15,044
2024	57,174
2025	55,780
2026	47,009
Thereafter	30,140
Total	$205,147

SQUARESPACE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
10.Debt
Debt outstanding as of September 30, 2023 and December 31, 2022 was as follows:

	September 30, 2023	December 31, 2022
Term Loan	$583,642	$516,266
Less: unamortized original issue discount	(1,995)	(1,917)
Less: unamortized deferred financing costs	(956)	(424)
Less: debt, current	(48,977)	(40,758)
Total debt, non-current	$531,714	$473,167
Credit Facility
On December 12, 2019, the Company entered into a credit agreement (the “2019 Credit Agreement”) with certain lending institutions (the “Credit Facility”) which included Initial Term A Loans for $350,000 (the "2019 Term Loan”) and Revolving Credit Loans of up to $25,000 (the "2019 Revolving Credit Facility”), which included a Letters of Credit sub-facility available up to a total of $15,000.
On December 11, 2020, the Company amended the 2019 Credit Agreement (the “2020 Credit Agreement”) to increase the total size of the 2019 Term Loan to $550,000 (collectively, the “2020 Term Loan”) with the same lending institutions as the Credit Facility and extend the maturity date for the 2020 Term Loan and the 2019 Revolving Credit Facility (as extended, the "Revolving Credit Facility") to December 11, 2025.
On June 15, 2023, the Company amended the 2020 Credit Agreement (as amended, the "Credit Agreement") to increase the total size of the 2020 Term Loan to $650,000 (collectively, the "Term Loan") and, effective June 30, 2023, replace LIBOR as the benchmark rate with SOFR. The proceeds from the additional term loan commitments of $100,000 were funded on the Closing Date and used to partially fund the Google Domains Asset Acquisition, together with cash on hand. See “Note 4. Acquisitions'' for further information on the Google Domains Asset Acquisition. The Company considered the additional term loan commitments funded by existing participating lending institutions to be a modification. The term loan commitments funded by new participating lending institutions were considered new debt to the Company. For the borrowings considered as a modification, the Company capitalized $556 of fees paid to the lending institutions as a reduction to the proceeds as a debt discount and expensed the related third-party costs. For the borrowings considered new debt, the Company capitalized $319 of fees paid to the lending institutions and $318 of related third-party costs as deferred financing costs.
Borrowings under the Credit Facility were subject to an interest rate equal to LIBOR plus the applicable margin based on our Consolidated Total Debt to Consolidated EBITDA ratio prior to June 30, 2023. Effective June 30, 2023, under the Credit Agreement, LIBOR as the benchmark rate was replaced with SOFR. The applicable margin was 1.60%, which includes a credit spread adjustment of 0.10%, and 1.50% as of September 30, 2023 and 2022, respectively. The effective interest rate was 6.92% and 4.63% as of September 30, 2023 and 2022, respectively.
As of September 30, 2023, $7,255 was outstanding under the Revolving Credit Facility in the form of outstanding letters of credit and $17,745 remained available for borrowing by the Company. The letters of credit issued as of September 30, 2023 were related to certain of the Company's operating lease agreements for offices that require security deposits in the form of an irrevocable letter of credit. On September 7, 2022, the letter of credit for the Company's security deposit related to its New York, NY headquarters was reduced by $2,388 due to a scheduled step-down per the lease agreement. The letters of credit issued are subject to a fee equal to the interest rate on the Credit Facility. In addition, the Revolving Credit Facility is subject to an unused commitment fee of 0.20% to 0.25%, depending on the consolidated total debt to consolidated EBITDA ratio as defined by the Credit Agreement, payable quarterly to the lenders in respect of the unutilized commitments.
The Credit Agreement contains certain customary affirmative covenants and events of default. The negative covenants in the Credit Facility include, among other items, limitations on the ability, subject to negotiated exceptions, to incur additional indebtedness or issue additional preferred stock of the Company, to create or issue certain liens on certain assets, to enter into agreements related to mergers and acquisitions, including the sale of certain assets or disposition of assets, or declare, make or pay dividends and distributions. The Credit Agreement contains certain negative covenants for an indebtedness to consolidated EBITDA ratio, as defined by the Credit Agreement, and commencing with December 31, 2020 and all fiscal quarters thereafter through maturity. As commenced during the fiscal quarter ended December 31, 2020, the Company is required to maintain an indebtedness to consolidated EBITDA ratio of not more than 4.50, tested as of the last day of each fiscal quarter, with a step-down to 4.25 for the fiscal quarters ending March 31, 2022 and June 30, 2022, a further step-down to 4.00 for the fiscal quarters ending September 30, 2022 and December 31, 2022 and a final step-down to 3.75 for the fiscal quarter ending March 31, 2023 and each fiscal quarter thereafter (the “Financial Covenant”), subject to customary equity cure rights. The Financial Covenant is subject to a 0.50 step-up in the event of a material permitted

SQUARESPACE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
acquisition, which the Company can elect to implement up to two times during the life of the facility. As of September 30, 2023, we have not elected to implement this step-up as a result of any of our acquisitions. If the Company is not in compliance with the covenants under the Credit Agreement or the Company otherwise experiences an event of default, the lenders would be entitled to take various actions, including acceleration of amounts due under the Credit Agreement. As of September 30, 2023, the Company was in compliance with all applicable covenants, including the Financial Covenant.
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
Scheduled Principal Payments
The scheduled principal payments required under the terms of the Credit Facility are as follows:

Year Ending December 31,	Amount
Remainder of 2023	$12,244
2024	48,977
2025	522,421
Total	$583,642
11.Income Taxes
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
For the three and nine months ended September 30, 2022, the Company departed from the estimated annual effective tax rate method and computed its provision for income taxes using the discrete effective tax rate method (the "discrete method"), as allowed under ASC Topic 740, Income Taxes - Interim Reporting. The discrete method is applied when the application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate. The discrete method treats the year-to-date period as if it were the annual period and determines the income tax expense or benefit on that basis.
For the three months ended September 30, 2023 and 2022, the Company recorded an income tax expense of $41,151 and $3,277, respectively, which resulted in an effective tax rate of (166.9)% and (24.5)%, respectively. For the nine months ended September 30, 2023 and 2022, the Company recorded an income tax expense of $59,622 and $7,446, respectively, which resulted in an effective tax rate of (126.1)% and 68.9%, respectively.
The Company’s effective income tax rate for the three and nine months ended September 30, 2023 differed from the statutory rate of 21% primarily due to the change in the valuation allowance for deferred tax assets related primarily to the capitalization of research and development expenditures, nondeductible stock-based compensation, state and local income taxes, unrecognized tax benefits, and global intangible low-taxed income, partially offset by research and development tax credits, deduction from foreign-derived intangible income, windfall on stock-based compensation, and the effect of foreign operations.
The Company’s effective income tax rate for the three and nine months ended September 30, 2022 differed from the statutory rate of 21% primarily due to the change in the valuation allowance for deferred tax assets related primarily to the capitalization of research and development expenditures, nondeductible executive compensation, global intangible low-taxed income, unrecognized tax benefits, and nondeductible expenses, partially offset by research and development tax credits, windfall on stock-based compensation, and deduction from foreign derived intangible income.
The provision for income taxes for the three and nine months ended September 30, 2023 and 2022 also reflects a provision of the Tax Cuts and Jobs Act of 2017 becoming effective as of January 1, 2022 that requires companies to capitalize and amortize research and development expenditures rather than deduct the costs as incurred.
No provision for federal and state income taxes or foreign withholding taxes have been made on the earnings of foreign subsidiaries because it is expected that such earnings will be reinvested outside the U.S. indefinitely, unless repatriation can be done without material incremental tax expense. The Company continues to assert indefinite reinvestment on outside basis differences in our non-U.S. subsidiaries.

SQUARESPACE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
As of September 30, 2023, the Company had unrecognized tax benefits of $13,176, of which $13,098 would affect the effective tax rate if recognized. Of the $13,176 of the unrecognized tax benefits as of September 30, 2023, $13,098 was recorded to other liabilities and the remaining balance was recorded as a reduction in the gross deferred tax assets, offset by a corresponding reduction in the valuation allowance. As of September 30, 2022, the Company had unrecognized tax benefits of $10,256, all of which would not affect the effective tax rate if recognized due to the Company's full valuation against all federal, state and foreign deferred tax assets that the Company believes will not be realizable on a more-likely-than-not basis. The increase was primarily due to tax positions taken during the current and prior periods. The Company is unable to reasonably estimate the timing of long-term payments or the amount by which the liability will increase or decrease. The Company believes that its unrecognized tax benefits as of September 30, 2023 will decrease by approximately $1,161 within the next twelve months due to expiring statutes of limitation. The Company’s policy is to classify accrued interest and penalties related to unrecognized tax benefits in the (provision for)/benefit from income taxes in the condensed consolidated statements of operations. As of September 30, 2023, accrued interest and penalties were $746 and there were no accrued interest and penalties as of September 30, 2022.
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
On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (the "Inflation Reduction Act") into law. The Inflation Reduction Act contains certain tax measures, including a corporate alternative minimum tax of 15% on some large corporations and a nondeductible 1% excise tax on the net value of certain share repurchases made after December 31, 2022 by covered corporations. The Company recorded $277 related to the excise tax on share repurchases in additional paid in capital in the condensed consolidated balance sheet as of September 30, 2023.
On December 15, 2022, the Ireland Finance Act 2022 was signed into Irish law. With the enactment of the Ireland Finance Act 2022, qualifying Ireland-related research and development tax credits do not depend on the generation of future taxable income. As a result, the Company determined these credits to be a credit to research and development expenses in the form of a government grant as analogized under International Accounting Standards 20, Accounting for Government Grants and Disclosure of Government Assistance. During the three and nine months ended September 30, 2023, the Company recognized Ireland-related research and development tax credits of $(219) and $395, respectively, as an (increase)/reduction to research and product development in the condensed consolidated statements of operations.
12.Commitments and Contingencies
Indirect Taxes
The Company is subject to indirect taxation in some, but not all, of the various U.S. states and foreign jurisdictions in which it conducts business. Therefore, the Company has an obligation to charge, collect and remit Value Added Tax (“VAT”) or Goods and Services Tax (“GST”) in connection with certain foreign sales transactions and sales and use tax in connection with eligible sales to subscribers in certain U.S. states. On June 21, 2018, the U.S. Supreme Court overturned the physical presence nexus standard and held that states can require remote sellers to collect sales and use tax. In addition, U.S. states and foreign jurisdictions have and continue to enact laws which expand tax collection and remittance obligations that could apply to a platform like the Company's. As a result of these rulings, recently enacted laws, and the scope of the Company’s operations, taxing authorities continue to provide regulations that increase the complexity and risks to comply with such laws and could result in substantial liabilities, prospectively as well as retrospectively. In accordance with ASC 450, the Company establishes accruals for contingencies, including uncertainties related to taxes not based on income, when the Company believes it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Based on the information available, the Company continues to evaluate and assess the jurisdictions in which indirect tax nexus exists and believes that the indirect tax liabilities are adequate and reasonable. However, due to the complexity and uncertainty around the application of these rules by taxing authorities, results may vary materially from the Company’s expectations. The Company had an indirect tax liability of $38,473 and $33,486 as of September 30, 2023 and December 31, 2022, respectively, which is included in accrued liabilities in the condensed consolidated balance sheets.

SQUARESPACE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
Purchase Obligations – Cloud-Computing Services and Software-as-a-Service
As of September 30, 2023, the Company had outstanding non-cancelable purchase obligations with a term of 12 months or longer, mainly related to third-party cloud-computing as well as software-as-a-service services, as follows:

Year Ending December 31,	Amount
Remainder of 2023	$3,008
2024	15,500
2025	18,000
Total	$36,508
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
13.Leases
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
On March 10, 2022, the Company entered into an agreement to sublease a portion of one of its office spaces in Chicago, IL through the existing termination date of May 30, 2023. The Company recorded sublease income related to the Chicago, IL office space sublease of $152 during the nine months ended September 30, 2023, and $75 and $200 during the three and nine months ended September 30, 2022, respectively.
On March 31, 2022, the Company reassessed the useful life of its operating lease right-of-use asset related to its leased office space in Los Angeles, CA due to ceasing the use of the office space with no expected future benefit. As a result, the Company recorded an additional $258 of operating lease expense in the condensed consolidated statement of operations during the nine months ended September 30, 2022.
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

SQUARESPACE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
The components of operating lease expense, net recognized in the condensed consolidated statements of operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease costs
Operating lease costs	$3,343	$5,231	$10,215	$12,655
Variable lease costs	668	533	2,282	1,402
Short-term lease costs	63	42	205	90
Operating lease income
Sublease income	$67	$161	$378	$471
Total operating lease expense, net	$4,007	$5,645	$12,324	$13,676
Supplemental disclosure of cash and non-cash operating activities related to operating leases were as follows:

	Nine Months Ended September 30,
	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities, net of cash received for lease incentives	$11,793	$10,328
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$—	$255
As of September 30, 2023, the weighted-average lease term and discount rate related to operating leases were as follows:

September 30, 2023
Weighted-average remaining lease term (in years)	7.56
Weighted-average discount rate use in measuring operating lease liabilities	3.75%
As of September 30, 2023, maturities of operating lease liabilities were as follows:

Year Ending December 31,	Amount
Remainder of 2023	$4,018
2024	16,463
2025	16,849
2026	17,573
2027	17,036
Thereafter	58,404
Total operating lease payments	130,343
Less: imputed interest	(17,281)
Total operating lease liabilities	$113,062
14.Stockholders’ Deficit
Class A Common Stock
Each holder of shares of Class A common stock shall be entitled to one vote for each share held. As of September 30, 2023, the number of authorized shares of Class A common stock, par value $0.0001 per share, by the Company was 1,000,000,000.
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
During the three months ended September 30, 2023, the Company did not repurchase shares under the Stock Repurchase Plan. During the nine months ended September 30, 2023, the Company repurchased 1,256,170 shares and paid cash of $25,321, including commissions of $25, under the Stock Repurchase Plan through open market purchases at a weighted-average price per share of $22.04.

SQUARESPACE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
During the three and nine months ended September 30, 2022, the Company repurchased 2,431,995 and 3,994,455 shares for a total cash consideration of $50,378 and $85,580, including commissions of $49 and $80, under the Stock Repurchase Plan through open market purchases at a weighted-average price per share of $21.84 and $21.40, respectively.
As of September 30, 2023, approximately $54,486 remained available for stock repurchase pursuant to the Stock Repurchase Plan.
Class B Common Stock
Each holder of shares of Class B common stock shall be entitled to ten votes for each share held.
Each outstanding share of the Company's Class B common stock is convertible into one share of Class A common stock at any time. As of September 30, 2023, the number of authorized shares of Class B common stock, par value $0.0001 per share, by the Company was 100,000,000.
Class C Common Stock
As of September 30, 2023, the number of authorized shares of Class C common stock, par value $0.0001 per share, by the Company was 1,000,000,000. The board of directors has the authority, without stockholder approval except as required by the NYSE, to issue shares of the Company's Class C common stock. The Company's Class C common stock is not convertible into shares of Class A common stock or Class B common stock and has no voting rights. As of September 30, 2023, the Company has not issued any shares of its Class C common stock.
Dividends
The Company shall not declare or pay dividends on Class A common stock, Class B common stock or Class C common stock unless the same dividend or distribution with the same record date and payment dated shall be declared or paid on all shares of Class A, Class B and Class C common stock.
During the three and nine months ended September 30, 2023 and 2022, the Company did not declare any dividends.
15.Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss activity for the three and nine months ended September 30, 2023 and 2022 was as follows:

	Foreign Currency Translation Adjustments	Net Unrealized (Losses)/Gains on Marketable Securities	Total Accumulated Other Comprehensive (Loss)/Income
Balance at December 31, 2022	$(1,449)	$(216)	$(1,665)
Other comprehensive income before reclassifications	258	216	474
Other comprehensive income	258	216	474
Balance at March 31, 2023	$(1,191)	$—	$(1,191)
Other comprehensive loss before reclassifications	$(296)	$—	$(296)
Other comprehensive loss	(296)	—	(296)
Balance at June 30, 2023	$(1,487)	$—	$(1,487)
Other comprehensive loss before reclassifications	$(2,144)	$—	$(2,144)
Other comprehensive loss	(2,144)	—	(2,144)
Balance at September 30, 2023	$(3,631)	$—	$(3,631)

SQUARESPACE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)

	Foreign Currency Translation Adjustments	Net Unrealized Losses on Marketable Securities	Total Accumulated Other Comprehensive Loss
Balance at December 31, 2021	$(170)	$(38)	$(208)
Other comprehensive loss before reclassifications	(801)	(178)	(979)
Other comprehensive loss	(801)	(178)	(979)
Balance at March 31, 2022	$(971)	$(216)	$(1,187)
Other comprehensive loss before reclassifications	$(2,037)	$(77)	$(2,114)
Other comprehensive loss	(2,037)	(77)	(2,114)
Balance at June 30, 2022	$(3,008)	$(293)	$(3,301)
Other comprehensive loss before reclassifications	$(2,275)	$(35)	$(2,310)
Other comprehensive loss	(2,275)	(35)	(2,310)
Balance at September 30, 2022	$(5,283)	$(328)	$(5,611)
Amounts reclassified out of accumulated other comprehensive loss, net of taxes, during the three and nine months ended September 30, 2023 and 2022 were not material.
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
Stock options in common stock exercised were 19,564 and 54,249 during the three and nine months ended September 30, 2023, respectively, and 29,797 and 642,548 during the three and nine months ended September 30, 2022, respectively. Cash consideration for stock options exercised was $57 and $191 during the three and nine months ended September 30, 2023, respectively, and $48 and $2,158 during the three and nine months ended September 30, 2022, respectively.
Restricted Stock Units (RSUs) and Performance Stock Units (PSUs)
Squarespace, Inc. 2017 Equity Incentive Plan
On November 17, 2017, the Company’s board of directors approved the Squarespace, Inc. 2017 Equity Incentive Plan (“the 2017 Plan”). Under the 2017 Plan, the Company may grant shares of its Class A common stock in the form of RSUs, PSUs, stock options, stock appreciation rights and other stock awards. RSUs generally vest over four years and are measured based on the fair market value of the underlying Class A common stock on the date of grant, as determined by the Company’s board of directors. There were 232,212 and 839,044 shares that vested under the 2017 Plan of which 96,422 and 353,009 shares were reacquired in order to satisfy employee tax obligations during the three and nine months ended September 30, 2023, respectively, and 211,261 and 1,624,883 shares that vested under the 2017 Plan of which 85,992 and 697,527 shares were reacquired in order to satisfy employee tax obligations during the three and nine months ended September 30, 2022, respectively. After April 15, 2021, no additional grants were issued from the 2017 Plan.
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
The Company granted 495,466 and 5,799,474 shares of Class A common stock in the form of RSUs under the 2021 Plan during the three and nine months ended September 30, 2023, respectively, and 659,452 and 5,851,643 shares of Class A common stock in the form of RSUs under the 2021 Plan during the three and nine months ended September 30, 2022, respectively. RSUs are subject to continuous service and generally vest over four years and are measured based on the closing price of the Company's Class A common stock as reported on the date of grant. During the three and nine months ended September 30, 2023, there were 409,950 and 1,801,142 shares that vested under the 2021 Plan of which 164,704 and

SQUARESPACE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
715,523 shares were reacquired in order to satisfy employee tax obligations, respectively. During the three and nine months ended September 30, 2022, there were 26,585 and 120,246 shares that vested under the 2021 Plan of which 11,354 and 37,430 shares were reacquired in order to satisfy employee tax obligations, respectively.
During the three and nine months ended September 30, 2023, the Company granted 45,150 and 193,381 shares of Class A common stock in the form of PSUs under the 2021 Plan, respectively. PSUs will generally vest over 3 years and are subject to continuous service and the achievement of certain unlevered free cash flow margin and revenue growth targets. The percentage of PSUs that will vest can range from 0% to 200% based on the growth targets that are achieved. PSUs are measured based on the closing price of the Company's Class A common stock as reported on the date of grant. The related stock-based compensation expenses are recorded over the vesting period or requisite service period if the performance conditions are probable of being met and included in the condensed consolidated statements of operations.
Casalena Performance Award
On April 15, 2021 (“Grant Date”), the board of directors of the Company approved an RSU grant to Anthony Casalena, CEO, of 2,750,000 Class A common shares (“Casalena Performance Award”). The Casalena Performance Award vesting is contingent on both service- and market-based vesting conditions. The Company estimated the fair value of the Casalena Performance Award using a Monte Carlo simulation with a weighted-average grant date fair value of $30.38 per Class A common share. The Company will recognize the fair value of the award as stock-based compensation expense using the accelerated attribution method over the longer of (i) the period of time the market condition for each tranche is expected to be met (i.e., the derived service period) or (ii) the service vesting condition of four years. The Company recorded compensation expense of $4,923 and $14,607 during the three and nine months ended September 30, 2023, respectively, and $7,816 and $23,193 during the three and nine months ended September 30, 2022, respectively, related to the Casalena Performance Award in general and administrative expenses in the condensed consolidated statements of operations.
Stock-based Compensation
The classification of stock-based compensation by line item in the condensed consolidated statements of operations was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenue	$1,484	$1,000	$4,085	$2,470
Research and product development	14,601	9,462	40,938	31,138
Marketing and sales	3,019	2,252	7,935	6,246
General and administrative	9,213	11,380	26,964	35,197
Total stock-based compensation	$28,317	$24,094	$79,922	$75,051
The amount above excludes $1,490 and $3,127 of stock compensation capitalized as property and equipment, net, for the three and nine months ended September 30, 2023, respectively, and $478 and $737 for the three and nine months ended September 30, 2022, respectively.
During the nine months ended September 30, 2022, certain RSUs were modified to allow for accelerated vesting. During the three and nine months ended September 30, 2022, the Company recorded stock-based compensation expense of $1,923 and $4,098, respectively, related to the modified awards.
17.Related Party Transactions
The Company's previous Chief Financial Officer, whose resignation was effective as of July 31, 2022, was appointed as a member of the board of directors of Avalara, Inc. on August 28, 2021. Transactions between Avalara, Inc. and the Company were not material through the previous Chief Financial Officer’s departure.
Certain former members of Tock's senior management, whose resignations were effective as of December 15, 2022, had an ownership in several of the Company's restaurant customers. For the three and nine months ended September 30, 2022, these restaurant customers contributed revenue of $330 and $895, respectively. As of September 30, 2022, the Company had a liability of $3,373 due to these restaurant customers, which primarily represents diner prepayments and sales tax, and is included in funds due to customers in the condensed consolidated balance sheets.
On September 1, 2014, the Company entered into an agreement with Getty Images to resell certain content to the Company’s customers. The Deputy Chairman of Getty Images is a member of the Company’s board of directors. Amounts recorded in connection with this agreement were not material for the three and nine months ended September 30, 2023 and 2022.

SQUARESPACE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
18.Net (Loss)/Income per Share
The Company computes net (loss)/income per share under the two-class method required for multiple classes of common stock. The rights, including the liquidation and dividend rights, of the Class A common stock, Class B common stock and Class C common stock are substantially identical, other than voting rights. Accordingly, the Class A common stock, Class B common stock and Class C common stock share in the Company’s net (loss)/income.
The following table sets forth the computation of basic and diluted net (loss)/income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net (loss)/income	$(16,499)	$10,105	$(12,337)	$(18,259)
Denominator:
Weighted-average shares used in computing net (loss)/income per share, basic	135,736,599	137,832,634	135,321,873	139,106,807
Effect of dilutive securities	—	1,835,085	—	—
Weighted-average shares used in computing net (loss)/income per share, dilutive	135,736,599	139,667,719	135,321,873	139,106,807
Net (loss)/income per share, basic and dilutive	$(0.12)	$0.07	$(0.09)	$(0.13)
The following weighted-average outstanding shares of potentially dilutive securities were excluded from the computation of diluted net (loss)/income per share for the periods presented because including them would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Outstanding stock options	1,127,278	—	1,127,278	1,214,344
Restricted stock units	10,629,421	5,372,992	10,629,421	7,986,596
Total	11,756,699	5,372,992	11,756,699	9,200,940

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
We primarily derive revenue from monthly and annual subscriptions to our presence and commerce solutions. Subscription revenue accounted for 92.5% and 92.2% of our total revenue for the three and nine months ended September 30, 2023, respectively, and 91.7% of our total revenue for the three and nine months ended September 30, 2022. Payments for our subscription plans are generally collected at the beginning of the subscription period and we generally recognize the associated revenue ratably over the term of the customer contract. Non-subscription revenue primarily consists of commerce transaction fees received through revenue sharing arrangements with payment processors that handle our customers’ commerce transactions, payment processing fees received in exchange for use of our hospitality services as well as revenue we generate from third-party services we offer that provide additional functionality to our customers.
We generated revenue of $257.1 million and $741.6 million for the three and nine months ended September 30, 2023, respectively, and net loss of $16.5 million and $12.3 million for the three and nine months ended September 30, 2023, respectively. We generated revenue of $217.7 million and $638.2 million for the three and nine months ended September 30, 2022, respectively, and net income of $10.1 million and net loss of $18.3 million for the three and nine months ended September 30, 2022, respectively. We believe our business model is driven by stable retention of our existing customers as well as the acquisition of new customers, including additional offerings and add-on subscriptions which allow our customers to grow and scale with our platform as their needs evolve. No individual unique subscription accounted for more than 1% of our total bookings for the three and nine months ended September 30, 2023 and 2022.
On September 7, 2023, we closed an asset purchase agreement with Google LLC ("Google") to acquire, among other things, Google's domain assets, including all domain names for which Google is the registrar or reseller, for a total amount paid of $180.7 million (the "Google Domains Asset Acquisition "). See "Part I. Financial Information, Item 1. Financial Statements (Unaudited), Note 4. Acquisitions" for further information. Unique subscriptions and average revenue per unique subscription ("ARPUS") do not account for single domain subscriptions originally sold by Google as a part of the Google Domains Asset Acquisition (collectively, the "Acquired Domain Assets").
Key Factors Affecting Our Performance
Acquisition of new and retention of existing unique subscriptions
Acquiring and retaining unique subscriptions to our platform is the primary driver of our revenue growth. The number of unique subscriptions on our platform, excluding the Acquired Domain Assets, was 4.4 million unique subscriptions as of September 30, 2023, representing an increase of 5.4% relative to September 30, 2022. In order to support the acquisition of new unique subscriptions, we intend to continue to invest in our direct response marketing efforts and expand internationally. We view this spending as a long-term investment in our business to attract new unique subscriptions.
Expansion of our commerce offerings
We believe that our commerce offerings significantly expand our addressable market. Our comprehensive commerce offerings enable our customers to sell anything online, attracting a differentiated set of commerce-oriented brands to our platform.
We continue to invest in and innovate our commerce offerings to enable customers to build the most impactful online stores, deepen our functionality and establish leadership in commerce services. Our commerce revenue was $77.6 million and $225.7 million for the three and nine months ended September 30, 2023, representing 14.6% and 14.2% growth from the same period in 2022, respectively.

Investments in product innovation
We rely on hiring and retaining a talented product development workforce. The success of our customers relies on the innovation tied to this workforce and our ability to remain agile to address customer needs. Our research and product development expenses were $60.5 million and $180.5 million for the three and nine months ended September 30, 2023, representing 11.4% and 5.9% growth over 2022, respectively.
Foreign currency fluctuations
As of September 30, 2023, we had customers in over 200 countries and territories and our international customers represented approximately 30% of our total bookings. As foreign currency exchange rates change, translation of the statements of operations of our international businesses into U.S. dollars may affect year-over-year comparability of our operating results.
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
We disaggregate our revenue by product type in accordance with the following definitions:
Presence revenue
Presence revenue primarily consists of fixed-fee subscriptions to our plans that offer core platform functionalities, currently branded “Personal” and “Business” plans in our offerings. Presence revenue also consists of fixed-fee subscriptions related to additional entry points for starting online such as domain managed services and social media. Additionally, presence revenue is derived from third-party solutions related to email services and access to third-party content to enhance online presence. For customers in need of a larger scale solution, we have an enterprise offering where revenue is recognized over the life of the contract.
Commerce revenue
Commerce revenue primarily consists of fixed-fee subscriptions to our plans that offer all the features of presence plans as well as additional features that support end to end commerce transactions, currently branded “Basic” and “Advanced” in our plan offerings. Commerce revenue also includes fixed-fee subscriptions to a number of other tools that support running an online business such as marketing, memberships, courses, scheduling and hospitality tools. Non-subscription revenue is derived from fixed-fees earned on revenue share arrangements with commerce partners as well as fixed transaction fees earned on gross merchandise value ("GMV") processed through Business plan sites and certain hospitality offerings. Commerce revenue also includes payment processing fees received in exchange for use of our hospitality services.
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
Marketing and sales expenses also include amortization of acquisition-related intangible assets associated with acquired customer relationships.
General and administrative
General and administrative expenses are primarily employee-related expenses, which consist of salaries, taxes, benefits and stock-based compensation associated with supporting business operations. General and administrative expenses also include software and subscription services, insurance, as well as external accounting and legal professional service fees. The functional elements included in general and administrative are finance, people, legal, information technology and overall corporate support.
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

Results of operations
The following table sets forth our condensed consolidated statements of operations information for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$257,061	$217,696	$741,618	$638,160
Cost of revenue(1)	51,753	38,907	137,870	112,549
Gross profit	205,308	178,789	603,748	525,611
Operating expenses:
Research and product development(1)	60,491	54,312	180,473	170,469
Marketing and sales(1)	81,016	74,248	258,061	255,897
General and administrative(1)	36,155	38,507	99,404	113,678
Total operating expenses	177,662	167,067	537,938	540,044
Operating income/(loss)	27,646	11,722	65,810	(14,433)
Interest expense	(9,321)	(5,209)	(26,050)	(10,977)
Other income, net	6,327	6,869	7,525	14,597
Income/(loss) before provision for income taxes	24,652	13,382	47,285	(10,813)
Provision for income taxes	(41,151)	(3,277)	(59,622)	(7,446)
Net (loss)/income	$(16,499)	$10,105	$(12,337)	$(18,259)
__________________

(1)Includes stock-based compensation as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Cost of revenue	$1,484	$1,000	$4,085	$2,470
Research and product development	14,601	9,462	40,938	31,138
Marketing and sales	3,019	2,252	7,935	6,246
General and administrative	9,213	11,380	26,964	35,197
Total stock-based compensation	$28,317	$24,094	$79,922	$75,051
The following table sets forth our condensed consolidated statements of operations information as a percentage of total revenue for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	20.1%	17.9%	18.6%	17.6%
Gross profit	79.9%	82.1%	81.4%	82.4%
Operating expenses:
Research and product development	23.5%	24.9%	24.3%	26.7%
Marketing and sales	31.5%	34.1%	34.8%	40.1%
General and administrative	14.1%	17.7%	13.4%	17.8%
Total operating expenses	69.1%	76.7%	72.5%	84.6%
Operating income/(loss)	10.8%	5.4%	8.9%	(2.2)%
Interest expense	(3.6)%	(2.4)%	(3.5)%	(1.7)%
Other income, net	2.5%	3.2%	1.0%	2.3%
Income/(loss) before provision for income taxes	9.7%	6.2%	6.4%	(1.6)%
Provision for income taxes	(16.0)%	(1.5)%	(8.0)%	(1.2)%
Net (loss)/income	(6.3)%	4.7%	(1.6)%	(2.8)%

The following table sets forth our condensed consolidated revenue by geographic location and our condensed consolidated revenue by geographic location as a percentage of total revenue for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
($ in thousands, except percentages)	2023	2022	Amount	%	2023	2022	Amount	%
	(Unaudited)	(Unaudited)			(Unaudited)	(Unaudited)
United States	$184,198	$157,409	$26,789	17.0%	$531,147	$456,583	$74,564	16.3%
International	72,863	60,287	12,576	20.9%	210,471	181,577	28,894	15.9%
Total revenue	$257,061	$217,696	$39,365	18.1%	$741,618	$638,160	$103,458	16.2%
Percentage of total revenue:
United States	71.7%	72.3%			71.6%	71.5%
International	28.3%	27.7%			28.4%	28.5%
Total revenue	100%	100%			100%	100%
Comparison of the Three Months Ended September 30, 2023 and 2022
Revenue

	Three Months Ended September 30,		Change
($ in thousands, except percentages)	2023	2022	Amount	%
	(Unaudited)	(Unaudited)
Presence	$179,451	$149,995	$29,456	19.6%
Commerce	77,610	67,701	9,909	14.6%
Total revenue	$257,061	$217,696	$39,365	18.1%
Percentage of total revenue:
Presence	69.8%	68.9%
Commerce	30.2%	31.1%
Total revenue	100%	100%
Presence revenue
Presence revenue increased $29.5 million, or 19.6%, for the three months ended September 30, 2023 compared to the same period in 2022. This increase was primarily the result of price increases across our website subscription plans, which contributed approximately $11.7 million, or 39.7%. Additionally, the growth of our unique subscriptions contributed approximately $10.8 million, or 36.7%, driven by retention of existing subscriptions and continued acquisition of new subscriptions across our presence offerings. As described below, unique subscriptions do not include the Acquired Domain Assets.
Commerce revenue
Commerce revenue increased $9.9 million, or 14.6%, for the three months ended September 30, 2023 compared to the same period in 2022. This increase was primarily the result of the growth of our unique subscriptions, which contributed approximately $6.7 million, or 67.8%, driven by retention of existing subscriptions and continued acquisition of new subscriptions across our commerce offerings, including subscriptions for our scheduling and hospitality services.
Cost of revenue and gross profit

	Three Months Ended September 30,		Change
($ in thousands, except percentages)	2023	2022	Amount	%
	(Unaudited)	(Unaudited)
Cost of revenue	$51,753	$38,907	$12,846	33.0%
Gross profit	$205,308	$178,789	$26,519	14.8%
Percentage of total revenue:
Cost of revenue	20.1%	17.9%
Gross profit	79.9%	82.1%

Cost of revenue
Cost of revenue increased $12.8 million, or 33.0%, for the three months ended September 30, 2023 compared to the same period in 2022. The increase was primarily due to increases in domain name registration fees of $8.1 million, mainly associated with the Google Domain Asset Acquisition, payroll and associated benefit expenses for customer support of $2.3 million, credit card and payment processing fees of $1.5 million, and hosting costs of $1.0 million, as a result of our growing subscription base.
Gross profit
Gross profit increased $26.5 million, or 14.8%, for the three months ended September 30, 2023 compared to the same period in 2022. As a percentage of total revenue, gross profit was 79.9% and 82.1% for the three months ended September 30, 2023 and 2022, respectively.
Operating expenses:
Research and product development

	Three Months Ended September 30,		Change
($ in thousands, except percentages)	2023	2022	Amount	%
	(Unaudited)	(Unaudited)
Research and product development	$60,491	$54,312	$6,179	11.4%
Percentage of total revenue	23.5%	24.9%
Research and product development expenses increased $6.2 million, or 11.4%, for the three months ended September 30, 2023 compared to the same period in 2022. The increase is primarily due to increased payroll and associated benefit expenses of $6.7 million, partially offset by increased capitalized internally developed software costs of $0.9 million, in support of our product development.
Marketing and sales

	Three Months Ended September 30,		Change
($ in thousands, except percentages)	2023	2022	Amount	%
	(Unaudited)	(Unaudited)
Marketing and sales	$81,016	$74,248	$6,768	9.1%
Percentage of total revenue	31.5%	34.1%
Marketing and sales expenses increased $6.8 million, or 9.1%, for the three months ended September 30, 2023 compared to the same period in 2022, primarily due to increased advertising expenses of $4.4 million, which were mainly driven by increases in direct response channels, partially offset by decreases in partnerships. The increase was also due to increased amortization expense of $2.8 million primarily associated with finite-lived intangible assets acquired as part of the Google Domains Asset Acquisition.
General and administrative

	Three Months Ended September 30,		Change
($ in thousands, except percentages)	2023	2022	Amount	%
	(Unaudited)	(Unaudited)
General and administrative	$36,155	$38,507	$(2,352)	(6.1)%
Percentage of total revenue	14.1%	17.7%
General and administrative expenses decreased $2.4 million, or 6.1%, for the three months ended September 30, 2023 compared to the same period in 2022, primarily due to decreased stock-based compensation expenses of $2.2 million mainly driven by the market-performance grant issued to our CEO, as well as impairment charges recorded during the three months ended September 30, 2022 associated with our operating lease right-of-use assets of $1.7 million that did not recur in 2023. Additionally, these decreases were partially offset by a write-off of capitalized cloud software implementation fees of $1.5 million during the three months ended September 30, 2023.

Interest expense

	Three Months Ended September 30,		Change
($ in thousands, except percentages)	2023	2022	Amount	%
	(Unaudited)	(Unaudited)
Interest expense	$(9,321)	$(5,209)	$4,112	78.9%
Percentage of total revenue	(3.6)%	(2.4)%
Interest expense increased $4.1 million for the three months ended September 30, 2023 compared to the same period in 2022 primarily due to higher interest rates, driven by increased benchmark rates, on our total debt outstanding, as well as additional term loan commitments received during the three months ended September 30, 2023.
Other income, net

	Three Months Ended September 30,		Change
($ in thousands, except percentages)	2023	2022	Amount	%
	(Unaudited)	(Unaudited)
Other income, net	$6,327	$6,869	$(542)	(7.9)%
Percentage of total revenue	2.5%	3.2%
Other income, net was $6.3 million for the three months ended September 30, 2023 compared to $6.9 million during the same period in 2022. The decrease is primarily due to unfavorable foreign exchange rates for the three months ended September 30, 2023 compared to the same period in 2022.
Provision for income taxes

	Three Months Ended September 30,		Change
($ in thousands, except percentages)	2023	2022	Amount	%
	(Unaudited)	(Unaudited)
Income before provision for income taxes	$24,652	$13,382	$11,270	84.2%
Provision for income taxes	$(41,151)	$(3,277)	$(37,874)
Effective tax rate	(166.9)%	(24.5)%	(142.4)%
For the three months ended September 30, 2023, we applied the estimated annual tax rate in accordance with ASC Topic 740, Income Taxes ("ASC Topic 740"), Subtopics 270-30-6 through 8 to year-to-date results to determine the provision for income taxes. The estimated annual effective tax rate is based on forecasted annual results which fluctuate due to significant changes in the forecasted or actual results and any other transaction that results in differing tax treatment.
For the three months ended September 30, 2022, we departed from the estimated annual effective tax rate method and computed our income tax benefit using the discrete effective tax rate method (the "discrete method"). The discrete method is applied when the application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate. The discrete method treats the year-to-date period as if it were the annual period and determines the income tax expense or benefit on that basis.
The provision for income taxes increased for the three months ended September 30, 2023 compared to the same period in 2022, primarily driven by an increase in forecasted annual income as of September 30, 2023 as compared to the income before provision for income taxes for the three months ended September 30, 2022. In addition, the utilization of net operating loss carryforwards as well as research and development tax credits decreased for the three months ended September 30, 2023 as compared to the same period in 2022.

Comparison of the Nine Months Ended September 30, 2023 and 2022
Revenue

	Nine Months Ended September 30,		Change
($ in thousands, except percentages)	2023	2022	Amount	%
	(Unaudited)	(Unaudited)
Presence	$515,916	$440,471	$75,445	17.1%
Commerce	225,702	197,689	28,013	14.2%
Total revenue	$741,618	$638,160	$103,458	16.2%
Percentage of total revenue:
Presence	69.6%	69.0%
Commerce	30.4%	31.0%
Total revenue	100%	100%
Presence revenue
Presence revenue increased $75.4 million, or 17.1%, for the nine months ended September 30, 2023 compared to the same period in 2022. This increase was primarily the result of the growth of our unique subscriptions, which contributed $38.0 million, or 50.4%, driven by retention of existing subscriptions and continued acquisition of new subscriptions across our presence offerings. Additionally, price increases across our website subscription plans contributed $28.6 million, or 37.9%, to the year-over-year presence revenue growth. As described below, unique subscriptions do not include the Acquired Domain Assets.
Commerce revenue
Commerce revenue increased $28.0 million, or 14.2%, for the nine months ended September 30, 2023 compared to the same period in 2022. This increase was primarily the result of the growth of our unique subscriptions, which contributed approximately $20.4 million, or 72.7%, driven by retention of existing subscriptions and continued acquisition of new subscriptions across our commerce offerings, including subscriptions for our scheduling and hospitality services.
Cost of revenue and gross profit

	Nine Months Ended September 30,		Change
($ in thousands, except percentages)	2023	2022	Amount	%
	(Unaudited)	(Unaudited)
Cost of revenue	$137,870	$112,549	$25,321	22.5%
Gross profit	$603,748	$525,611	$78,137	14.9%
Percentage of total revenue:
Cost of revenue	18.6%	17.6%
Gross profit	81.4%	82.4%
Cost of revenue
Cost of revenue increased $25.3 million, or 22.5%, for the nine months ended September 30, 2023 compared to the same period in 2022. The increase was primarily due to increases in domain name registration fees of $10.7 million, mainly due to the Google Domain Asset Acquisition, payroll and associated benefit expenses for customer support of $7.1 million, payment processing fees of $5.2 million, as a result of our growing subscription base.
Gross profit
Gross profit increased $78.1 million, or 14.9%, for the nine months ended September 30, 2023 compared to the same period in 2022. As a percentage of total revenue, gross profit was 81.4% and 82.4% for the nine months ended September 30, 2023 and 2022, respectively.

Operating expenses:
Research and product development

	Nine Months Ended September 30,		Change
($ in thousands, except percentages)	2023	2022	Amount	%
	(Unaudited)	(Unaudited)
Research and product development	$180,473	$170,469	$10,004	5.9%
Percentage of total revenue	24.3%	26.7%
Research and product development expenses increased $10.0 million, or 5.9%, for the nine months ended September 30, 2023 compared to the same period in 2022. The increase is primarily due to payroll and associated benefit expenses of $12.6 million, partially offset by capitalized internally developed software costs of $2.4 million in support of our product development.
Marketing and sales

	Nine Months Ended September 30,		Change
($ in thousands, except percentages)	2023	2022	Amount	%
	(Unaudited)	(Unaudited)
Marketing and sales	$258,061	$255,897	$2,164	0.8%
Percentage of total revenue	34.8%	40.1%
Marketing and sales expenses increased $2.2 million, or 0.8%, for the nine months ended September 30, 2023 compared to the same period in 2022, primarily due to increased payroll and associated benefit expenses of $4.8 million, as well as increased amortization expense of $2.3 million primarily associated with finite-lived intangible assets acquired as part of the Google Domains Asset Acquisition. Additionally, these increases were partially offset by decreased advertising expenses of $4.9 million, mainly related to decreased television advertising, production expenses, and partnerships partially offset by increased direct response channels.
General and administrative

	Nine Months Ended September 30,		Change
($ in thousands, except percentages)	2023	2022	Amount	%
	(Unaudited)	(Unaudited)
General and administrative	$99,404	$113,678	$(14,274)	(12.6)%
Percentage of total revenue	13.4%	17.8%
General and administrative expenses decreased $14.3 million, or 12.6%, for the nine months ended September 30, 2023 compared to the same period in 2022, primarily due decreased stock-based compensation expenses of $8.2 million mainly related to the market-performance grant issued to our CEO, as well as a decrease in indirect tax expense and related penalties of $4.4 million. The decrease is also due to impairment charges recorded during the nine months ended September 30, 2022 associated with our operating lease right-of-use assets of $1.7 million that did not recur in 2023, as well as decreased insurance costs of $1.2 million. Additionally, these decreases were partially offset by a write-off of capitalized cloud software implementation fees of $1.5 million during the nine months ended September 30, 2023.
Interest expense

	Nine Months Ended September 30,		Change
($ in thousands, except percentages)	2023	2022	Amount	%
	(Unaudited)	(Unaudited)
Interest expense	$(26,050)	$(10,977)	$15,073	137.3%
Percentage of total revenue	(3.5)%	(1.7)%
Interest expense increased $15.1 million for the nine months ended September 30, 2023 compared to the same period in 2022 primarily due to higher interest rates, driven by increased benchmark rates, on our total debt outstanding, as well as additional term loan commitments received during the nine months ended September 30, 2023.

Other income, net

	Nine Months Ended September 30,		Change
($ in thousands, except percentages)	2023	2022	Amount	%
	(Unaudited)	(Unaudited)
Other income, net	$7,525	$14,597	$(7,072)	(48.4)%
Percentage of total revenue	1.0%	2.3%
Other income, net was $7.5 million for the nine months ended September 30, 2023 compared to $14.6 million during the same period in 2022. The decrease is primarily due to decreased unrealized and realized gains of $11.0 million due to unfavorable foreign exchange rates, partially offset by increased interest earned on cash and cash equivalents of $4.0 million due to higher interest rates for the nine months ended September 30, 2023 compared to the same period in 2022.
Provision for income taxes

	Nine Months Ended September 30,		Change
($ in thousands, except percentages)	2023	2022	Amount	%
	(Unaudited)	(Unaudited)
Income/(loss) before provision for income taxes	$47,285	$(10,813)	$58,098	(537.3)%
Provision for income taxes	$(59,622)	$(7,446)	$(52,176)
Effective tax rate	(126.1)%	68.9%	(195.0)%
For the nine months ended September 30, 2023, we applied the estimated annual tax rate in accordance with ASC Topic 740, Subtopics 270-30-6 through 8 to year-to-date results to determine the provision for income taxes. The estimated annual effective tax rate is based on forecasted annual results which fluctuate due to significant changes in the forecasted/actual results and any other transaction that results in differing tax treatment.
For the nine months ended September 30, 2022, we departed from the estimated annual effective tax rate method and computed our income tax provision using the discrete method. The discrete method is applied when the application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate. The discrete method treats the year-to-date period as if it were the annual period and determines the income tax expense or benefit based on that basis.
The provision for income taxes increased for the nine months ended September 30, 2023 compared to the same period in 2022, primarily driven by an increase in forecasted annual income as of September 30, 2023 as compared to the loss before provision for income taxes for the nine months ended September 30, 2022. In addition, the utilization of net operating loss carryforwards as well as research and development tax credits decreased for the nine months ended September 30, 2023 as compared to the same period in 2022.
Quarterly Results of Operations
The following tables set forth selected unaudited quarterly statements of operations data for each of the eight fiscal quarters ended September 30, 2023, as well as the percentage of revenues that each line item represents for each quarter. The information for each of these quarters has been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") on the same basis as our audited historical condensed consolidated financial information and includes, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the results of operations for these periods. This data should be read in conjunction with our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. These quarterly results are not necessarily indicative of our results of operations to be expected for any future period.

	Three Months Ended (Unaudited)
($ in thousands)	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021
Revenue	$257,061	$247,529	$237,028	$228,812	$217,696	$212,702	$207,762	$207,420
Cost of revenue(1)	51,753	43,167	42,950	40,106	38,907	36,993	36,649	33,854
Gross profit	205,308	204,362	194,078	188,706	178,789	175,709	171,113	173,566
Operating expenses:
Research and product development(1)	60,491	61,412	58,570	56,828	54,312	58,829	57,328	50,679
Marketing and sales(1)	81,016	75,373	101,672	66,154	74,248	68,743	112,906	90,960
General and administrative(1)	36,155	30,909	32,340	37,942	38,507	39,190	35,981	31,608
Impairment charge	—	—	—	225,163	—	—	—	—
Total operating expenses	177,662	167,694	192,582	386,087	167,067	166,762	206,215	173,247
Operating income/(loss)	27,646	36,668	1,496	(197,381)	11,722	8,947	(35,102)	319
Interest expense	(9,321)	(8,635)	(8,094)	(7,230)	(5,209)	(3,319)	(2,449)	(2,503)
Other income/(loss), net	6,327	2,038	(840)	(9,567)	6,869	6,217	1,511	2,138
Income/(loss) before (provision for)/benefit from income taxes	24,652	30,071	(7,438)	(214,178)	13,382	11,845	(36,040)	(46)
(Provision for)/benefit from income taxes	(41,151)	(26,411)	7,940	(19,784)	(3,277)	52,651	(56,820)	(16,264)
Net (loss)/income	$(16,499)	$3,660	$502	$(233,962)	$10,105	$64,496	$(92,860)	$(16,310)

Net (loss)/income per share, basic	$(0.12)	$0.03	$0.00	$(1.72)	$0.07	$0.46	$(0.67)	$(0.12)
Net (loss)/income per share, dilutive	$(0.12)	$0.03	$0.00	$(1.72)	$0.07	$0.45	$(0.67)	$(0.12)
Weighted-average shares used in computing net (loss)/income per share, basic	135,736,599	135,302,409	134,917,610	136,340,283	137,832,634	140,082,038	139,423,228	138,970,923
Weighted-average shares used in computing net (loss)/income per share, dilutive	135,736,599	138,771,613	137,182,268	136,340,283	139,667,719	142,133,303	139,423,228	138,970,923
__________________
(1)Includes stock-based compensation as follows:

	Three Months Ended (Unaudited)
($ in thousands)	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021
Cost of revenue	$1,484	$1,549	$1,052	$944	$1,000	$846	$624	$450
Research and product development	14,601	15,650	10,687	11,099	9,462	11,508	10,168	9,210
Marketing and sales	3,019	3,045	1,871	2,450	2,252	2,395	1,599	1,472
General and administrative	9,213	9,235	8,516	12,989	11,380	12,111	11,706	12,693
Total stock-based compensation	$28,317	$29,479	$22,126	$27,482	$24,094	$26,860	$24,097	$23,825
The following table sets forth our condensed consolidated statements of operations information as a percentage of total revenue for the three month periods indicated below.

	Three Months Ended (Unaudited)
($ in thousands)	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021
Revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenue(1)	20.1%	17.4%	18.1%	17.5%	17.9%	17.4%	17.6%	16.3%
Gross profit	79.9%	82.6%	81.9%	82.5%	82.1%	82.6%	82.4%	83.7%
Operating expenses:
Research and product development(1)	23.5%	24.8%	24.7%	24.8%	24.9%	27.7%	27.6%	24.4%
Marketing and sales(1)	31.5%	30.5%	42.9%	28.9%	34.1%	32.3%	54.3%	43.9%
General and administrative(1)	14.1%	12.5%	13.6%	16.6%	17.7%	18.4%	17.3%	15.2%
Impairment charge	—%	—%	—%	98.4%	—%	—%	—%	—%
Total operating expenses	69.1%	67.8%	81.2%	168.7%	76.7%	78.4%	99.2%	83.5%
Operating income/(loss)	10.8%	14.8%	0.7%	(86.2)%	5.4%	4.2%	(16.8)%	0.2%
Interest expense	(3.6)%	(3.5)%	(3.4)%	(3.2)%	(2.4)%	(1.6)%	(1.2)%	(1.2)%
Other income/(loss), net	2.5%	0.8%	(0.4)%	(4.2)%	3.2%	2.9%	0.7%	1.0%
Income/(loss) before (provision for)/benefit from income taxes	9.7%	12.1%	(3.1)%	(93.6)%	6.2%	5.5%	(17.3)%	—%
(Provision for)/benefit from income taxes	(16.0)%	(10.7)%	3.3%	(8.6)%	(1.5)%	24.8%	(27.3)%	(7.8)%
Net (loss)/income	(6.3)%	1.4%	0.2%	(102.2)%	4.7%	30.3%	(44.6)%	(7.8)%

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
As of September 30, 2023, we had cash and cash equivalents of $216.5 million and $17.7 million of available borrowing capacity under our Revolving Credit Facility, as defined below. During July 2021, we were issued an additional letter of credit for $2.5 million relating to a security deposit for our operating lease in Chicago, IL. Additionally, during September 2022, the letter of credit for our security deposit related to the New York, NY headquarters was reduced by $2.4 million due to a scheduled step-down per the lease agreement. See “Part I. Financial Information, Item 1. Financial Statements (Unaudited), Note 10. Debt.” We believe our existing cash and cash equivalents and investment in marketable securities will be sufficient to meet our operating working capital and capital expenditure requirements over the next 12 months. On January 1, 2022, a provision of the Tax Cuts and Jobs Act of 2017 went into effect which eliminates the option to deduct research and development costs in the year incurred and instead requires taxpayers to amortize such costs over five years and 15 years for domestic and foreign costs, respectively. While we expect to pay significantly higher cash tax payments during 2023, the adverse cash flow impact will diminish in future years as our capitalized research and development expenditures continue to amortize. In addition, during the three months ended September 30, 2023, we received $8.7 million in federal tax refund claims of which $4.0 million related to a research and development tax credit carryback to 2018 and $4.7 million related to a 2020 tax overpayment. As of September 30, 2023, we had accrued $13.2 million of unrecognized tax benefits related to uncertain tax positions. At this time, we are unable to reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease over time. Our principal commitments consist of payments for our Credit Facility, operating leases and purchase commitments related to cloud-computing services. On May 10, 2022, the board of directors authorized a general share repurchase program of the Company’s Class A common stock of up to $200.0 million, with no fixed expiration (the "Stock Repurchase Plan"). During the three months ended September 30, 2023, the Company did not repurchase shares under the Stock Repurchase Plan. During the nine months ended September 30, 2023, the Company repurchased 1.3 million shares and paid cash of $25.3 million, including commissions of $0.03 million, through open market purchases at a weighted-average price per share of $22.04. As of September 30, 2023, approximately $54.5 million remained available for stock repurchase. Our future financing requirements will depend on many factors, including our growth rate, subscription renewal activity, the timing and extent of spending to support development of our platform and products, the expansion of marketing and sales activities and any future investments or acquisitions we may make. See “Part II. Item 1A. Risk Factors.”
The following table summarizes our operating, investing and financing activities for the nine months ended September 30, 2023 and 2022.

	Nine Months Ended September 30,
($ in thousands)	2023	2022
Net cash provided by/(used in):
Operating activities	$170,027	$125,117
Investing activities	$(158,022)	$(5,556)
Financing activities	$12,748	$(110,945)
Net cash provided by operating activities
Net cash provided by operating activities for the nine months ended September 30, 2023 was $170.0 million, which reflected our net loss of $12.3 million increased by non-cash items such as $79.9 million of stock-based compensation, $25.0 million of depreciation and amortization, and $0.5 million of other non-cash operating activities, partially offset by $1.6 million of non-cash lease income.
Cash provided by operating activities included $47.8 million in deferred revenue, primarily reflective of our growth in unique subscriptions as well as price increases across several of our subscription plans, $44.1 million of accounts payable and accrued liabilities, primarily reflective of changes in the timing of payments, including product payments, $5.4 million in funds payable to customers, primarily related to increased reservations on our hospitality platform, $1.8 million in other operating assets and liabilities, primarily related to increased income tax liabilities partially offset by increased prepaid referral fees. These increases were partially offset by $11.2 million in accounts receivables and due from vendors, primarily related to cash in-transit, and $9.5 million in prepaid expenses and other current assets, primarily related to increased prepaid domain name registration fees partially offset by the timing of payments, including advertising prepayments.
Net cash provided by operating activities for the nine months ended September 30, 2022 was $125.1 million, which reflected our net loss of $18.3 million increased by non-cash items such as $75.1 million of stock-based compensation,

$23.8 million of depreciation and amortization, $2.3 million of non-cash lease expense, and $0.7 million of other non-cash operating activities.
Cash provided by operating activities included $38.0 million in deferred revenue, primarily reflective of our growth in unique subscriptions, $12.9 million in funds payable to customers, primarily related to increased reservations on our hospitality platform, $6.0 million of accounts payable and accrued liabilities, primarily related to accrued tax payable. These increases were offset by $11.5 million in prepaid expenses and other current assets, primarily related to the amortization of the Super Bowl advertising and decreased other receivables, $3.1 million in accounts receivable and due from vendors, primarily related to timing of payments received, and $0.8 million other operating assets and liabilities, primarily related to increased cloud software implementation fees.
Net cash used in investing activities
Net cash used in investing activities for the nine months ended September 30, 2023 was $158.0 million, which reflected $176.7 million spent on the Google Domains Asset Acquisition, $13.1 million spent in connection with the purchase of property and equipment, including $10.1 million of capitalized software development costs in support of our product development, and $7.8 million used to purchase marketable securities. These were offset by $39.7 million in proceeds from the sale and maturities of marketable securities.
Net cash used in investing activities for the nine months ended September 30, 2022 was $5.6 million, which reflected $8.9 million spent in connection with the purchase of property and equipment, including $2.9 million of capitalized software development costs in support of our product development, and $19.4 million used to purchase marketable securities. These were offset by $22.7 million in proceeds from the sale and maturities of marketable securities.
Net cash provided by/(used in) financing activities
Net cash provided by financing activities for the nine months ended September 30, 2023 was $12.7 million, which reflects $99.4 million in cash received from additional term loan borrowings used for the Google Domains Asset Acquisition, partially offset by $32.6 million in principal term loan payments, $28.3 million in payments for taxes related to net share settlement of equity awards, $25.3 million in payments for repurchase and retirement of Class A common stock, and $0.6 million in payments of debt issuance costs related to additional term loan borrowings used for the Google Domains Asset Acquisition..
Net cash used in financing activities for the nine months ended September 30, 2022 was $110.9 million, which reflects $85.6 million in payments for repurchase and retirement of Class A common stock, $17.3 million in payments for taxes related to net share settlement of equity awards, and $10.2 million in principal term loan payments, partially offset by $2.2 million in proceeds from exercises of stock options.
Indebtedness
On December 12, 2019, we entered into a credit agreement with various financial institutions that provided for a $350.0 million term loan (the "2019 Term Loan") and a $25.0 million revolving credit facility (“Revolving Credit Facility”), which included a $15.0 million letter of credit sub-facility. On December 11, 2020, we amended the credit agreement (as amended, the “2020 Credit Agreement”) to increase the size of the 2019 Term Loan to $550.0 million (as amended, the “2020 Term Loan”) and extend the maturity date for the 2019 Term Loan and the Revolving Credit Facility to December 11, 2025. On June 15, 2023, we amended the 2020 Credit Agreement (as amended, the “Credit Agreement”) to increase the total size of the 2020 Term Loan to $650.0 million (the “Term Loan”) upon the closing of the Google Domains Asset Acquisition and, effective June 30, 2023, replaced LIBOR as the benchmark rate with SOFR.
The borrowings under the 2019 Term Loan were used to provide for the repurchase, and subsequent retirement, of outstanding capital stock. The borrowings under the 2020 Term Loan were used to provide for a dividend on all outstanding capital stock. The additional borrowings of $100.0 million under the Term Loan were used to partially fund the Google Domains Asset Acquisition, together with cash on hand. See “Part I. Financial Information, Item 1. Financial Statements (Unaudited), Note 4. Acquisitions" for further information.
Borrowings under the 2020 Credit Agreement were subject to an interest rate equal to, at our option, LIBOR or the bank's alternative base rate (the "ABR"), in either case, plus an applicable margin prior to June 30, 2023. Effective June 30, 2023, under the Credit Agreement, LIBOR as the benchmark rate was replaced with SOFR. The ABR is the greater of the prime rate, the federal funds effective rate plus the applicable margin or the SOFR quoted rate plus the applicable margin. The applicable margin is based on an indebtedness to consolidated EBITDA ratio as prescribed under the Credit Agreement and ranges from 1.25% to 2.25% on applicable SOFR loans and 0.25% to 1.25% on ABR loans. In addition, the Revolving Credit Facility is subject to an unused commitment fee, payable quarterly, of 0.20% to 0.25% of the unutilized commitments (subject to reduction in certain circumstances). Consolidated EBITDA is defined in the Credit Agreement and is not comparable to our definition of adjusted EBITDA used elsewhere in the Quarterly Report on Form 10-Q since the Credit Agreement allows for additional adjustments to net (loss)/income including the exclusion of transaction costs, changes in deferred revenue, and other costs that may be considered non-recurring. Further, consolidated EBITDA, as defined in the Credit Agreement, may be different from similarly titled EBITDA financial measures used by other companies. The definition of consolidated EBITDA is contained in Section 1.1 of the Credit Agreement.
As of September 30, 2023, $583.6 million was outstanding under the Term Loan. The Term Loan requires scheduled quarterly principal payments beginning March 31, 2021 in aggregate annual amounts equal to 2.50% for 2021 and 2022, 7.50% for 2023 and 2024 and 10.00% for 2025, in each case, on the Term Loan principal amount, with the balance due at maturity. In addition, the Credit Agreement includes certain customary prepayment requirements for the Term Loan, which are triggered by events such as asset sales, incurrence of indebtedness and sale leasebacks.
As of September 30, 2023, $7.3 million was outstanding under the Revolving Credit Facility in the form of outstanding letters of credit and $17.7 million remained available for borrowing by us. The outstanding letters of credit relate to security deposits for certain of our leased locations.
The Credit Agreement contains certain customary affirmative covenants and events of default. The negative covenants in the Credit Agreement include, among others, limitations on our ability (subject to negotiated exceptions) to incur additional indebtedness or issue additional preferred stock, incur liens on assets, enter into agreements related to mergers and acquisitions, dispose of assets or pay dividends and distributions. In addition, commencing with the fiscal quarter ending December 31, 2020, we were required to maintain an indebtedness to consolidated EBITDA ratio of not more than 4.50, tested as of the last day of each fiscal quarter, with a step-down to 4.25 for the fiscal quarters ending March 31, 2022 and June 30, 2022, a further step-down to 4.00 for the fiscal quarters ending September 30, 2022 and December 31, 2022 and a final step-down to 3.75 for the fiscal quarter ending March 31, 2023 and each fiscal quarter thereafter (the “Financial Covenant”), subject to customary equity cure rights. The Financial Covenant is subject to a 0.50 step-up in the event of a material permitted acquisition, which we can elect to implement up to two times during the life of the facility. As of September 30, 2023, we have not elected to implement this set-up as a result of any of our acquisitions. If we are not in compliance with the covenants under the Credit Agreement or we otherwise experience an event of default, the lenders would be entitled to take various actions, including acceleration of amounts due under the Credit Agreement. As of September 30, 2023, we were in compliance with all applicable covenants, including the Financial Covenant.
The obligations under the Credit Agreement are guaranteed by our wholly-owned domestic subsidiaries and are secured by substantially all of the assets of the guarantors, subject to certain exceptions.
Total interest expense related to our indebtedness was $9.3 million and $26.1 million for the three and nine months ended September 30, 2023, respectively, and $5.2 million and $11.0 million for the three and nine months ended September 30, 2022, respectively.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Unique subscriptions (in thousands)	4,404	4,179	4,404	4,179
Total bookings (in thousands)	$267,047	$225,460	$788,973	$673,911
ARRR (in thousands)	$1,013,481	$861,399	$1,013,481	$861,399
ARPUS	$226.05	$206.38	$226.05	$206.38
Adjusted EBITDA (in thousands)	$66,461	$43,720	$170,707	$84,391
Unlevered free cash flow (in thousands)	$54,131	$42,122	$175,992	$124,034
GMV (in thousands)	$1,498,163	$1,411,002	$4,557,697	$4,502,828
Unique subscriptions.   Unique subscriptions represent the number of unique sites, standalone scheduling subscriptions, Unfold (social) subscriptions and hospitality subscriptions, as of the end of a period. A unique site represents a single subscription and/or group of related subscriptions, including a website subscription and/or a domain subscription, and other subscriptions related to a single website or domain. Every unique site contains at least one domain subscription or one website subscription. For instance, an active website subscription, a custom domain subscription and a Google Workspace subscription that represent services for a single website would count as one unique site, as all of these subscriptions work together and are in service of a single entity’s online presence. Unique subscriptions do not account for one-time purchases in Unfold or hospitality services or for our Acquired Domain Assets. The total number of unique subscriptions is a key indicator of the scale of our business and is a critical factor in our ability to increase our revenue base.

Unique subscriptions increased 0.2 million, or 5.4%, as of September 30, 2023 compared to the same period in 2022. This increase was primarily a result of the retention of existing subscriptions and the continued acquisition of new subscriptions.
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
Total bookings increased $41.6 million, or 18.4%, for the three months ended September 30, 2023 compared to the same period in 2022 primarily as a result of the increase in our unique subscriptions as well as the impact of our Acquired Domain Assets. Total bookings increased $115.1 million, or 17.1%, for the nine months ended September 30, 2023 compared to the same period in 2022 primarily as a result of the increase in our unique subscriptions and price increases across several of our subscription plans.
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
ARRR increased $152.1 million, or 17.7%, as of September 30, 2023 compared to the same period in 2022. This increase was primarily a result of the retention of existing subscriptions as well as the continued acquisition of new subscriptions and price increases across several of our subscription plans.
Average revenue per unique subscription.   We calculate ARPUS as the total revenue during the preceding 12-month period divided by the average of the number of total unique subscriptions at the beginning and end of the period. ARPUS does not account for Acquired Domain Assets or the revenue from Acquired Domain Assets. We believe ARPUS is a useful metric in evaluating our ability to sell higher-value plans and add-on subscriptions.
ARPUS increased $19.67, or 9.5%, as of September 30, 2023 compared to the same period in 2022. The increase was primarily due to a shift in revenue mix toward higher value subscription plans as well as price increases across several of our subscription plans.
Adjusted EBITDA.   Adjusted EBITDA is a supplemental performance measure that our management uses to assess our operating performance. We calculate adjusted EBITDA as net (loss)/income excluding interest expense, other loss/(income), net, provision for/(benefit from) income taxes, depreciation and amortization, stock-based compensation expense and other items that we do not consider indicative of our ongoing operating performance. The following is a reconciliation of adjusted EBITDA to the most comparable GAAP measure, net (loss)/income:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
Net (loss)/income	$(16,499)	$10,105	$(12,337)	$(18,259)
Interest expense	9,321	5,209	26,050	10,977
Provision for income taxes	41,151	3,277	59,622	7,446
Depreciation and amortization	10,498	7,904	24,975	23,773
Stock-based compensation expense	28,317	24,094	79,922	75,051
Other income, net	(6,327)	(6,869)	(7,525)	(14,597)
Adjusted EBITDA	66,461	43,720	170,707	84,391
Adjusted EBITDA increased $22.7 million, or 52.0%, for the three months ended September 30, 2023 compared to the same period in 2022. This increase was primarily due to the increase in revenue partially offset by increases in domain name registration fees, cash-based payroll and associated benefits, and advertising expenses. Adjusted EBITDA increased $86.3 million, or 102.3%, for the nine months ended September 30, 2023, compared to the same period in 2022. This increase was primarily due to the increase in revenue and a reduction in advertising expenses, partially offset by increases in domain name registration fees and cash-based payroll and associated benefits.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
Cash flows from operating activities	$53,325	$41,434	$170,027	$125,117
Cash paid of capital expenditures	(5,974)	(3,117)	(13,141)	(8,852)
Free cash flow	47,351	38,317	156,886	116,265
Cash paid for interest, net of the associated tax benefit	6,780	3,805	19,106	7,769
Unlevered free cash flow	$54,131	$42,122	$175,992	$124,034
Unlevered free cash flow increased $12.0 million, or 28.5%, for the three months ended September 30, 2023 compared to the same period in 2022. This increase was primarily driven by the increase in bookings, which was partially offset by increases in cash-based payroll and associated benefits and prepaid domain name registration fees, as well as the timing of other payments, including cash paid for the transaction service agreement related to the Google Domains Asset Acquisition. Unlevered free cash flow increased $52.0 million, or 41.9%, for the nine months ended September 30, 2023 compared to the same period in 2022. This increase was primarily driven by the increase in bookings partially offset by increases in cash-based payroll and associated benefits and prepaid domain name registration fees, as well as the timing of other payments.
Gross Merchandise Value.   GMV represents the value of physical goods, content and time sold, including hospitality services, net of refunds, on our platform over a given period of time. GMV processed on our platform increased $87.2 million, or 6.2%, for the three months ended September 30, 2023 compared to the same period in 2022 primarily due to our scheduling product as well as increased transaction volume on our customers' Business plan sites. GMV processed on our platform increased $54.9 million, or 1.2%, for the nine months ended September 30, 2023 compared to the same period in 2022 primarily due to certain hospitality services as well as increased transaction volume on our customers' Business plan sites.
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
Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022. Our critical accounting policies have not significantly changed during the nine months ended September 30, 2023. See "Part I. Financial Information, Item 1. Financial Statements (Unaudited), Note 2. Summary of Significant Accounting Policies" elsewhere in this Quarterly Report on Form 10-Q for more information.
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
While we generate the majority of our revenue in U.S. dollars, a portion of our revenue is denominated in Euros. For the three and nine months ended September 30, 2023, 71.7% and 71.6% of our revenue was denominated in U.S. dollars, respectively, and 72.3% and 71.5% for the same periods in 2022, respectively. For the three and nine months ended September 30, 2023, 28.3% and 28.4% of our revenue was denominated in Euros, respectively, and 27.7% and 28.5% for the same periods in 2022, respectively. As we expand globally, we will be further exposed to fluctuations in currency exchange rates.
In addition, the assets and liabilities of our international subsidiaries are denominated in the local currencies of the subsidiaries. Accordingly, assets and liabilities of the subsidiary are translated into U.S. dollars at exchange rates in effect on the applicable balance sheet date. Income and expense items are translated at average exchange rates for the applicable period. As a result, our results of operations will be impacted by any increase or decrease in the value of the foreign currencies relative to the U.S. dollar. Transaction gains/(losses) for the three and nine months ended September 30, 2023 were $4.1 million and $2.8 million, respectively, and for the three and nine months ended September 30, 2022 were $6.3 million and $13.8 million, respectively.
We currently do not hedge foreign currency exposure. We may in the future hedge our foreign currency exposure and may use currency forward contracts, currency options or other common derivative financial instruments to reduce foreign currency risk. It is difficult to predict the effect that future hedging activities would have on our operating results.
Interest rate sensitivity
We had cash equivalents and marketable securities totaling $154.1 million as of September 30, 2023. Our cash equivalents are held for working capital purposes. Our investments in marketable securities are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes. Our cash equivalents and our portfolio of marketable securities are subject to market risk due to changes in interest rates. Fixed rate securities may have their market value adversely affected due to a rise in interest rates. Our future investment income may fall short of our expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates.
Borrowings under the Credit Agreement were subject to an interest rate equal to, at our option, LIBOR or ABR, in either case, plus an applicable margin. Effective June 30, 2023, LIBOR as the benchmark rate was replaced with SOFR. Based on the outstanding balance of the Credit Agreement as of September 30, 2023, for every 100 basis point increase in SOFR or ABR, we would incur approximately $5.8 million of additional annual interest expense. We currently do not hedge interest rate exposure. We may in the future hedge our interest rate exposure and may use swaps, caps, collars, structured collars or other common derivative financial instruments to reduce interest rate risk. It is difficult to predict the effect that future hedging activities would have on our operating results.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023, the end of the period covered by the Quarterly Report on Form 10-Q. Based on the evaluation of our disclosure controls and procedures our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were operating effectively and our management has concluded that our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with U.S. GAAP.
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
•The COVID-19 pandemic has affected how we, our providers, and consumers operate and the extent to which this will affect our business, future results of operations, and financial condition remains uncertain.
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
The COVID-19 pandemic has affected how we, our providers, and consumers operate and the extent to which this will affect our business, future results of operations, and financial condition remains uncertain.
In response to the COVID-19 pandemic, we took a number of actions that impacted and may continue to impact our business, financial condition and results of operations, including transitioning employees across all our offices (including our corporate headquarters) to remote or hybrid work-from-home arrangements. While we believe these actions were reasonable and necessary as a result of the COVID-19 pandemic, they were disruptive to our business. At present we support remote, hybrid and fully office based arrangements for our employee base. We may have to take additional actions in the future that could further disrupt our business. While we have a distributed workforce and our employees are accustomed to working remotely or working with remote employees, our workforce has not historically been fully remote. Doing less business in-person may impact our ability to preserve our corporate culture. Any failure to preserve our culture could negatively affect our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives. Our management team has spent, and may continue to spend, significant time, attention and resources monitoring workplace-related changes and seeking to manage the effects on our business and workforce. It is not possible for us to predict the duration and extent to which this will affect our business, future results of operations, and financial condition at this time.
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
The success of our platform depends, in part, on our ability to integrate and offer third-party services to our customers. In particular, we use Stripe, Inc. (“Stripe”) to process our transactions with our customers and we offer payment processing integrations through Stripe, PayPal Holdings, Inc. (“PayPal”) and Block, Inc. (“Block”). While we offer our customers access to three payment processing integrations and our native payment solutions through which to charge their users, disruptions or problems with the relevant services provided by any of these companies could have an adverse effect on our reputation, business, financial condition and results of operations. If Stripe, PayPal or Block were to terminate, or materially alter, its relationship with us or become unable to continue processing payments on our behalf, we could experience an impact to our financial results or incur substantial delays and expense in finding and integrating an alternative payment service provider to process payments from our customers and their users, and the quality and reliability of any such alternative payment service provider may not be comparable.
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
Regardless of merit, litigation is inherently uncertain and defending intellectual property claims is costly, can impose a significant burden on management and employees, can disrupt the conduct of our business and can have an adverse effect on our brand, business, financial condition and results of operations. The terms of any settlement or any adverse judgment may require us to pay substantial damages, develop non-infringing technology, enter into royalty-bearing licensing agreements, stop selling or marketing some or all of our solutions, indemnify our customers or partners, refund fees or re-brand our solutions, any of which could be costly and could materially and adversely affect our business, financial condition and results of operations.
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
•if we are unable to maintain PCI-DSS compliance or other payment card network operating rules, we may breach our contractual obligations, be subject to fines, penalties, damages, higher transaction fees and civil liability, be prevented from processing or accepting payment cards or lose payment processing partners;
•we securely store and rely on third-party payment service providers to securely store customer payment card information and maintain PCI-DSS compliance; and
•we rely on third-party payment service providers to process payments from our customers and their users and the providers may face downtime and thus affect our cash flow and our customers’ cash flow.
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
We are subject to a variety of laws and regulations, including regulation by various federal government agencies, including the FTC, the Federal Communications Commission and state and local agencies, as well as data privacy and security laws in jurisdictions outside of the United States. We collect personal information and other potentially protected information from our employees, our current and prospective customers and their users. The U.S. federal and various state and foreign governments have adopted or proposed limitations on, or requirements regarding, the collection, distribution, use, security and storage of personal information, payment card information or other confidential information of individuals and the FTC and many state attorneys general are applying federal and state consumer protection laws to impose standards on the online collection, use and dissemination of data. Self-regulatory obligations, other industry standards, policies and other legal obligations may apply to our collection, distribution, use, security or storage of personal information, payment card information, payment solution know-your-customer and risk information or other confidential information relating to individuals. These obligations may be interpreted and applied inconsistently from one jurisdiction to another and may conflict with one another, other regulatory requirements or our internal practices. Any failure or perceived failure by us to comply with United States, European Union or other foreign privacy or security laws, policies, industry standards or legal obligations or any security incident resulting in the unauthorized access to, or acquisition, release or transfer of, personal information, payment card information, payment solution know-your-customer and risk information or other confidential information relating to our customers, employees or others may result in governmental enforcement actions, litigation, fines and penalties or adverse publicity and could cause our customers to lose trust in us, which could have an adverse effect on our reputation, business, financial condition and results of operations.
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
The regulatory environment applicable to the handling of European Economic Area (“EEA”), Swiss and United Kingdom individuals’ personal data (as such item is used in the GDPR), and our actions taken in response, may cause us to face a risk of enforcement actions by data protection authorities in the EEA, Switzerland and the United Kingdom, assume additional liabilities or incur additional costs and could result in our business, financial condition and results of operations being harmed. In particular, with regard to transfers to the United States of personal data of our European employees and our European, Swiss and United Kingdom customers and their users, the European Commission, the United Kingdom Government, and the Swiss Federal Administration (working with the U.S. Department of Commerce) adopted an adequacy decision pursuant to the EU-U.S. Data Privacy Framework, the Swiss-U.S. Data Privacy Framework and the UK Extension to the EU-U.S. Data Privacy Frameworks (each individually and jointly, the “Data Privacy Frameworks”). We comply with the Data Privacy Frameworks to provide an additional legal basis for transfers of personal data to the United States from the EEA, Switzerland and the United Kingdom. It is expected that the Data Privacy Frameworks will be subject to legal challenge to be invalidated through the Court of Justice of the European Union and the E.U. Model Clauses have been subject to legal challenge and may be modified or invalidated. The European Commission has adopted new modular E.U. Model Clauses and the non-legally binding guidance on Supplementary Measures that has been issued by the European Data Protection Board casts doubt on the ability to transfer unencrypted data to the United States. We are monitoring the developments related to the Data Privacy Frameworks and E.U. Model Clauses, but depending on the outcome, we may be unsuccessful in maintaining a legitimate means for our transfer and receipt of personal data from the EEA, Switzerland and United Kingdom in the United States and any other countries that are not considered adequate by the European Union, Switzerland or the United Kingdom. We may, in addition to other impacts, experience additional costs associated with increased compliance burdens and be required to engage in new contract negotiations with third-parties that aid in processing data on our behalf or localize certain data. We may experience reluctance or refusal by current or prospective

European, Swiss or United Kingdom customers to use our solutions, and we may find it necessary or desirable to make further changes to our handling of personal data of EEA, Switzerland and United Kingdom residents.
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
To date, laws, regulations and enforcement actions by governments have not materially restricted use of the internet in most parts of the world. However, the legal and regulatory environment relating to the internet is uncertain, and governments may impose regulation in the future. New laws may be passed, courts may issue decisions affecting the internet, existing but previously inapplicable or unenforced laws may be deemed to apply to the internet or regulatory agencies may begin to more rigorously enforce such formerly unenforced laws, or existing legal safe harbors may be narrowed, both by U.S. federal or state governments and by governments of foreign jurisdictions. The adoption of any new laws or regulations, or the narrowing of any safe harbors, could hinder growth in the use of the internet and online services generally, and decrease acceptance of the internet and online services as a means of communications, e-commerce and advertising. In addition, such changes in laws could increase our costs of doing business or prevent us from delivering our solutions over the internet or in specific jurisdictions, which could harm our business, financial condition and results of operations. For example, we rely on a variety of statutory and common-law frameworks and defenses relevant to the content available on our platform, including the Digital Millennium Copyright Act (the “DMCA”), the Communications Decency Act (the “CDA”), and fair-use doctrine in the United States and the Electronic Commerce Directive in the European Union. The DMCA limits, but does not necessarily eliminate, our potential liability for caching, hosting, listing or linking to third-party content that may include materials that infringe copyrights or other rights. The CDA further limits our potential liability for content uploaded onto our platform by third-parties. Defenses such as the fair-use doctrine (and related doctrines in other countries) may be available to limit our potential liability for featuring third-party intellectual property content for purposes such as reporting, commentary and parody. In the European Union, the Electronic Commerce

Directive offers certain limitations on our potential liability for featuring third-party content. However, each of these statutes and doctrines are subject to uncertain or evolving judicial interpretation and regulatory and legislative amendments, and we cannot guarantee that such frameworks and defenses will be available. Regulators in the United States and in other countries may introduce new regulatory regimes that increase potential liability for content available on our platform, including liability for misleading, false or manipulative information, hate speech, privacy violations, copyrighted content and other types of online harm; or alternatively increase potential liability for removing content on our platform. For example, there have been various legislative and executive efforts to restrict the scope of the protections available to online platforms under Section 230 of the CDA, and current protections from liability for third-party content in the United States could decrease or change. There are also a number of legislative proposals in the United States, at both the federal and state level, and in the European Union and the United Kingdom, that could impose new obligations in areas affecting our business, such as liability for copyright infringement and other online harm. Any new legislation may be difficult to comply with in a timely and comprehensive manner and may expose our business or customers to increased costs. If the rules, doctrines or currently available defenses change, if international jurisdictions refuse to apply protections similar to those that are currently available in the United States or the European Union or if a court were to disagree with our application of those rules to our solutions, our potential liability for information or content created by third-parties and posted to our platform could require us to expend significant resources to try to comply with the new rules and implement additional measures to reduce our exposure to such liability or we could incur liability and our business, financial condition and results of operations could be harmed.
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
As of September 30, 2023, we have outstanding $584 million aggregate principal amount of borrowings under the Term Loan and $7.3 million aggregate principal amount of borrowings under the Revolving Credit Facility (as defined above). If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures or to sell assets, seek additional capital or restructure or refinance our indebtedness. Our ability to restructure or refinance our current or future debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives. We cannot assure you that our business will be able to generate sufficient levels of cash or that future borrowings or other financings will be available to us in an amount sufficient to enable us to service our indebtedness and fund our other liquidity needs. In addition, our indebtedness under the Credit Agreement (as defined above) bears interest at variable rates. Because we have variable rate debt, fluctuations in interest rates may affect our business, financial condition and results of operations.
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
As of September 30, 2023, we had customers in over 200 countries and territories and expect to continue to expand our international operations in the future. However, international sales and the use of our platform in various countries subject us to risks that we do not generally face with respect to domestic sales. These risks include, but are not limited to:
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
Our business, financial condition and results of operations are affected by fluctuations due to changes in foreign currency exchange rates. While we generate the majority of our revenue in U.S. dollars, a portion of our revenue is denominated in Euros. For the nine months ended September 30, 2023, 71.6% of our revenue was denominated in U.S. dollars and 28.4% of our revenue was denominated in Euros. As we expand globally, we will be further exposed to fluctuations in currency exchange rates to the extent that the revenue that we generate in currencies other than the U.S. dollar increases. Furthermore, currency exchange rates have been especially volatile in the recent past, and these currency fluctuations have made and may continue to make it difficult for us to accurately predict our results of operations.
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
Our Class A common stock has one vote per share and our Class B common stock has ten votes per share. The multi-class structure of our common stock has the effect of concentrating voting control with our Class B common stockholders. As of September 30, 2023, Mr. Casalena holds a majority of the voting power of our outstanding capital stock. As a result, Mr. Casalena will have control over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. He may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. Corporate actions might be taken even if other stockholders oppose them. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control or other liquidity event of our company, could deprive our stockholders of an opportunity to receive a premium for their shares of Class A common stock as part of a sale or other liquidity event and might ultimately affect the trading price of our Class A common stock. Future transfers by holders of Class B common stock will generally result in those shares converting to Class A common stock, which will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term.
Pursuant to our amended and restated certificate of incorporation, we are authorized to issue 1,000,000,000 shares of Class C common stock and as of September 30, 2023, there is no Class C common stock outstanding. Although we have no current plans to issue any shares of Class C common stock in the future, we may issue shares of Class C common stock for a variety of corporate purposes, including financings, acquisitions, investments, dividends and equity incentives to our employees, consultants and directors. Under our amended and restated certificate of incorporation, our board of directors has the authority, without stockholder approval except as required by the listing standards of the NYSE, to issue additional shares of our capital stock. Because the Class C common stock carries no voting rights, is not convertible into any other capital stock and is not listed for trading on an exchange or registered for sale with the SEC, shares of Class C common stock may be less liquid and less attractive to any future recipients of these shares than shares of Class A common stock, although we may seek to list the Class C common stock for trading and register shares of Class C common stock for sale in the future. In addition, because our Class C common stock carries no voting rights and is not counted when determining whether the seven percent ownership threshold related to automatic conversion of the Class B common stock is met, if we issue shares of Class C common stock in the future, the holders of our Class B common stock, including our Founder and Chief Executive Officer, may be able to elect all of our directors and to determine the outcome of most matters submitted to a vote of our stockholders for a longer period of time than would be the case if we issued Class A common stock rather than Class C common stock in such transactions. In addition, if we issue shares of Class C common stock in the future, such issuances would have a dilutive effect on the economic interests of our Class A common stock and Class B common stock.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
On August 11, 2023, Anthony Casalena, Chief Executive Officer, adopted a 10b5-1 trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The 10b5-1 trading plan provides for the sale of an aggregate of up to 3,930,000 shares of the Company's common stock between December 2023 and June 2024, subject to early termination for certain specified events set forth in the plan.
On September 14, 2023, Nathan Gooden, Chief Financial Officer, adopted a 10b5-1 trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The 10b5-1 trading plan provides for the sale of an aggregate of up to 124,010 shares of the Company's common stock, excluding any shares withheld by the Company to satisfy tax withholding obligations, between December 2023 and November 2024, subject to early termination for certain specified events set forth in the plan.

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

Squarespace, Inc.

Date: November 7, 2023	By:	/s/ Anthony Casalena
Anthony Casalena Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2023	By:	/s/ Nathan Gooden
Nathan Gooden Chief Financial Officer (Principal Financial Officer)