Form 10-K
period 2023-12-31
Squarespace, Inc.
filed 2024-02-28
CIK 1496963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-K
___________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error or previously issued financial statements.☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recover period pursuant to §240.10D-1(b).☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒
Based on the closing price of the registrant’s common stock on the last business day of the registrant’s most recently completed second fiscal quarter, which was June 30, 2023, the aggregate market value of its shares (based on a closing price of $31.54 per share) held by non-affiliates was approximately $1.4 billion. Shares of the registrant’s common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the registrant were excluded to the extent that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 20, 2024, the registrant had 88,728,441 shares of Class A Common Stock, 47,844,755 shares of Class B Common Stock, and no shares of Class C Common Stock, each with a par value of $0.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2023.

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
•our ability to compete successfully against current and future competitors;
•our ability to manage growth and maintain demand for our solutions;
•our ability to protect and promote our brand;
•our ability to generate new customers through our marketing and selling activities;
•our ability to successfully identify, manage and integrate any existing and potential acquisitions or achieve the expected benefits of such acquisitions;
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
•the expected timing, amount and effect of our share repurchases; and
•the other risks and uncertainties described under “Risk Factors.”
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

Part I
Item 1. BUSINESS
Overview
Squarespace enables anyone to stand out and succeed online. Our domains, website, marketing and social media management tools provide an online presence with best-in-class design and a consistent brand experience. Our commerce solutions include tools for selling digital content, classes, appointments, reservations and events, physical goods and more. We facilitate an intuitive, seamless user experience across products and provide a unified view of analytics.
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
We believe the need for online presence and commerce is growing and that the usability and flexibility of our solutions allow us to help more entrepreneurial dreams become reality. As of December 31, 2023, we had more than 4.6 million unique subscriptions on our platform, excluding single domain subscriptions originally sold by Google LLC as a part of our recent acquisition of Google Domains, an increase of 10.2% relative to December 31, 2022, across more than 200 countries and territories.
Our expanding set of solutions also provides customers with more ways to connect with their audiences and transact online, and streamlines their marketing and business operations. We believe we have a predictable business model with 92% of our revenue derived from subscriptions, stable customer acquisition and the adoption by our existing customers of additional offerings and add-on subscriptions to grow and scale with our platform as their needs evolve. We generated in the years ended December 31, 2023 and 2022, respectively:
•revenue of $1,012.3 million and $867.0 million;
•net loss of $7.1 million and $252.2 million;
•net cash provided by operating activities of $231.1 million and $164.2 million;
•adjusted EBITDA of $235.4 million and $147.5 million; and
•unlevered free cash flow of $241.0 million and $165.6 million.
For additional information about our non-GAAP financial measures, including reconciliations of the non-GAAP financial measures to the most directly comparable financial measures stated in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Key Performance Indicators and Non-GAAP Financial Measures.”
Key Strengths
Squarespace is focused on what customers need to stand out and succeed online, and on making that simple with comprehensive, easy-to-use solutions.
•Unmatched Design: We believe design is the ultimate competitive advantage for succeeding online. Squarespace offers: Squarespace Blueprint, our guided website design system providing professionally-curated layouts and styling options; Fluid Engine, our flexible content editing system; Squarespace AI, our generative AI integration to help create custom content; and our beautifully-designed templates. All of these tools provide our users creative freedom and customization with design guidance. Customers can easily achieve a bespoke online presence that stands out, and their brand choices can be seamlessly and consistently applied across digital channels, including social media and marketing campaigns.
•Designed to Sell: Our ambition is to enable entrepreneurial dreams, and entrepreneurs have endless types of businesses to bring to life. Our flexible product suite supports a diverse set of use cases. Customers can sell digital content, services, appointments, reservations and events, physical goods and more.
•Multiple Product Entry Points: Our customers can enter our ecosystem through different channels, including our websites, domains and scheduling products, to build their brand or business. Once customers are on our platform, they are able to adopt products based on their needs and attach additional subscriptions over time, benefiting from products that work better together.
•Simplify: An intuitive and seamless user experience is what differentiates our solutions. We seek to make it easy for customers of varying degrees of technical, marketing and business sophistication to build, market and grow their businesses online. We also seek to provide a unified experience that they might otherwise have to pull together from disparate systems. We provide customers with website and online commerce functionality, a content management system, social media management tools, domain name service, professional email and marketing tools and analytics for actionable business insights. For further convenience, customers can update their websites, process orders and manage their businesses on-the-go with the Squarespace mobile application.
•Customer Support: To solidify our commitment to customer success, we have a global team of product specialists available 24/7/365 through multiple channels of communication, including live chat, email and social. We provide support in six languages across eight time zones. We also produce self-help resources, including guides, video tutorials and webinars.
Growth Strategies
The scale of our ambition — to provide an online path to success for anyone’s idea and have expansive solutions for each phase of their journey — has inherent growth potential. We intend to pursue the following strategies to meet the needs of existing and prospective customers.
•Acquire new customers: We believe there is a large opportunity for affordable, easy-to-use cloud-based solutions for online presentation and marketing, transacting and managing businesses and customers. We provide multiple points of entry into our ecosystem of products, services and tools, including our website, domains, scheduling and hospitality products, that we believe provide the assistance any entrepreneur needs to build their business. In addition, our enterprise solutions service larger businesses looking to build an online presence, volume customers who require scalable solutions for many websites and customers looking for a wider range of scheduling functionality. We intend to continue to invest in effective marketing. We also will continue to invest in product development to make our offerings easier to use and able to service more use cases, both of which may expand the number of customers who can find success with our solutions.
•Expand our solutions for businesses, particularly services-based businesses: Services-based businesses span a range of industries, including photography, interior design, massage therapy, beauty salons, fitness, event planning, home repair, restaurants and wineries, among many more. We believe our products provide a foothold in services commerce and we intend to expand and deepen functionality that will provide services-based businesses with a comprehensive set of tools that is easy to use and manage, helping them to grow their businesses. We believe this strategy will increase new customers and encourage existing customers to adopt more of our solutions and transact in our ecosystem. During 2023, we launched Squarespace Payments which fully integrates with our customers’ online stores and provides a seamless purchase experience for their customers. We also intend to continue to invest in product development and solutions that benefit commerce customers of all types, whether service sellers who transact in multiple ways or sellers of physical goods.
•Deepen relationships with existing customers: As we continue to innovate and broaden our suite of solutions, we believe that we create significant incremental opportunities to serve more of our customers’ needs. We believe broadening our tools to allow for adoption on a standalone or attached basis expands our funnel and allows us to solve for multiple use cases. We plan to increase adoption of our add-on offerings by driving awareness of our products to existing customers. We also believe that ongoing investment in our partner ecosystem and integrations will allow us to deliver more value to our customers. We also remain focused on cultivating and growing our Circle program, comprised of experts that build sites for others on our platform. The Circle community is a customer acquisition channel and we provide these experts with knowledge, tools and support that they leverage to find clients and grow their businesses.
•Acquire new customers internationally: We believe there is a significant opportunity to continue to expand usage of our solutions outside of the United States. We will continue to invest in our international go-to-market strategies and product localization efforts. As of December 31, 2023, we serve customers in over 200 countries and territories and approximately 30% of our bookings are from outside of the United States.
•Strategic acquisitions: We will continue to assess potential acquisition targets that support our mission and expand our service and product offerings for entrepreneurs.

Products
Squarespace’s product portfolio gives customers of various sizes and industries everything they need to stand out and succeed online.
Presence
We believe that a standout web presence is necessary for success for almost all new and existing businesses. Squarespace’s design differentiation, ease of use and comprehensive set of Presence offerings make us a market leader.
•Websites: Our intuitive drag-and-drop functionality enables customers of any level of technical sophistication to quickly create a website. We offer industry-leading website templates, crafted by our world-class designers. During 2023, we launched Squarespace Blueprint, a guided website design system that provides professionally-curated layouts and styling options to help customers build a unique online presence. We also launched Squarespace AI which introduced new AI-powered integrations that make it easier for our customers to generate custom content. Fluid Engine, our breakthrough content editing system, is guided by an advanced smart grid to ensure a professional-level outcome and make it easier for customers to build and modify their web presence. We provide a menu of fonts, custom color palettes, built-in photo editing capabilities, video creation tools and more to make every website stand out.
•Domains: We offer a large selection of domains, including the latest top-level domains, and provide domain management tools, including the ability to edit Domain Name Systems records and forward Uniform Resource Locators. During 2023, we relaunched our domains product, Squarespace Domains, adding new top-level domains, bulk domain management and an update to the domains dashboard to simplify domain management. We continue to include domain privacy for eligible domains as part of our offering.
•Social: We offer products to help build and manage a compelling brand on social media. Bio Sites provides an easy way to consolidate a customer’s offerings and media into a link-in-bio page. Bio Sites also provides a series of design and customization options and helps customers accept payments and tips. Unfold, a mobile application, helps users create expert-looking stories for social media, including intuitive photo and video editing. We offer subscription tiers which include premium features for deeper customization as well as a web editor option to easily create and update Bio Sites from any web browser.
•Enterprise: We offer our most advanced features with prioritized support, design advice and search engine optimization training through our Enterprise business solutions. We also offer the ability to purchase many websites in a single package and to secure Enterprise accounts using Single Sign-On functionality.
•Google Workspace (Professional Email): We enable our customers to activate Google Workspace on their websites and domains that are hosted by Squarespace. Google Workspace customers also get access to Google Calendar, Google Drive and Google Meet.
Commerce
Squarespace provides tools for customers to transact in the ways that work best for their businesses, including scheduling, digital content and hospitality functionality for services sellers and tailored products for physical goods sellers.
•Acuity Scheduling: Our scheduling offering, which can also be purchased as a website add-on, enables businesses to schedule appointments and manage bookings and invoicing. Acuity Scheduling integrates with the most popular calendars and video conference tools and includes customizable communications for appointment confirmations, reminders, follow-ups and intake forms. We also make it simple to accept payments from customers directly within the Acuity Scheduling product, whether at the time of booking or after the appointment. We provide an Acuity Scheduling enterprise offering for customers with a wider range of scheduling needs, including both set and unlimited appointment options and prioritized general and technical support. Additional features include a centralized dashboard, enhanced mobile app tools like mobile payment links, and payment features such as automated email receipts and hassle-free invoice creation.
•Digital Products: With Digital Products, customers can create and monetize members-only content, including virtual classes, podcasts and newsletters. Customers can host their videos directly on Squarespace and our courses offering provides flexible design layouts and built-in marketing tools.
•Squarespace Payments: Our native payment solution offers an integrated, fast and secure option to manage and collect payments for everyone selling on Squarespace.

•Workflow Management: Customers can leverage intake forms and our customer relationship management system, use our project management tools for their workflow and collect payment on customizable invoices.
•Hospitality Services (Tock): Tock powers reservations, table management, carryout and delivery operations, and events for hospitality businesses, including restaurants, wineries, breweries, hotels and social clubs. Tock’s services also include payments, restaurant floor-plan management, automated waitlists, sophisticated customer relationship management and dynamic pricing tools. Through the “Reserve with Google” integration, bookings can be made through Google Search and Google Maps. In addition, Tock provides enterprise offerings to support larger-scale hospitality businesses.
•Physical Goods: Our online stores are designed to simplify our customers’ experience of selling their products while allowing them to focus on growing their businesses. Our commerce functionality includes a variety of solutions for our customers to enhance their ability to sell online including fulfillment profiles and inventory management, shipping and product merchandising.
Marketing & Analytics
Squarespace provides customers with tools to help them grow their businesses through data insights and marketing amplification.
•Email Campaigns: Our customers can promote their businesses, communicate directly with their customers, and drive repeat sales through our Email Campaigns product. Customers can seamlessly manage contact lists and drop content, products and brand elements from their websites into Email Campaigns, giving them quick access to content and keeping their brand consistent between the web and email. Features like smart client lists, customer profiles, email automations, seasonal email templates and an editable discount field, make it simple to manage a growing audience.
•Search Engine Optimization: Every Squarespace website comes optimized to be indexed and found online, with a suite of integrated features and guides that help maximize prominence among search results.
•Analytics: We developed our own custom analytics solution that incorporates data from our website, commerce and email solutions into a single view for our customers.
•Squarespace App: The Squarespace mobile application for iOS and Android is designed to help customers run their businesses from their phones. Users can monitor key analytics and receive push notifications when traffic spikes or a new order is received. Built-in Commerce products, like point-of-sale and inventory management, allow sellers to fulfill orders from anywhere. The Squarespace App also gives users access to Marketing Kit for creating and sharing marketing videos and posts from their phones.
Marketing
We believe Squarespace has strong brand recognition. We advertise across various media, including online, television and billboards. Developed and executed in-house, our ads showcase our brand and the power of our design-centric ethos in a creative and memorable manner.
We target potential customers through a variety of mediums, including direct response, digital advertising, social media, events, content marketing, public relations, partnerships and community initiatives. We also connect with podcast hosts and YouTube creators to authentically share our product offerings. In addition to a variety of direct channels, we work with the Circle community and partners who offer our solutions to their customers. Circle members can utilize discounts and earn referral payments for bringing customers to Squarespace.
In regions outside the United States, we create localized advertisements tailored for particular countries.
To support customer retention and value expansion, we inform existing customers of our latest features and platform updates through email marketing and in-product notifications. Our content marketing also includes webinars and video tutorials.
Customers
Our customers represent a diverse range of industries and sizes, ranging from sole proprietors to large enterprises. As of December 31, 2023, we had 4.6 million unique subscriptions on our platform.

Competition
The market in which we operate is competitive and evolving. We compete with both large, established companies and smaller, early stage companies. We face competition from specific providers across the different facets of our business model, including:
•Online presence solutions such as Wordpress, Wix and Weebly;
•Appointments solutions such as MindBody;
•Hospitality services such as Resy and OpenTable;
•Software solutions for selling goods online such as Shopify and BigCommerce;
•Domain registration and website hosting services such as GoDaddy; and
•Email marketing solutions such as MailChimp.
We believe that we compete favorably because of our commerce capabilities, easy-to-use and design-first products, and the overall depth and extensibility of our solutions.
Technology
We have engineered a modern technology infrastructure that has a high level of scalability, security and resiliency to support our customers. We host our modern infrastructure through a hybrid of cloud service providers and data centers. We manage site hosting, software upgrades, network connectivity, content delivery network deployment and Domain Name Systems on behalf of our customers. We will continue to invest in the ongoing scalability, security and resiliency of our platform infrastructure.
•Scalability: Our platform is optimized to process and manage large-scale traffic on our customers’ websites. Our domain registrar is capable of registering and managing millions of domain names. We process billions of website views, schedule millions of appointments and handle millions of transactions for our customers across our portfolio of products.
•Security: Our platform is engineered to be secure. We securely host our customers’ data and defend against distributed denial of service (“DDoS”) attacks on their behalf. We regularly run security assessments and penetration tests against our infrastructure, testing for security weaknesses and vulnerabilities. Squarespace’s built-in commerce tools have been certified as a Payment Card Industry Data Security Standard (“PCI DSS”) Level 1-compliant service provider, which is the highest level of compliance available. We use proprietary DDoS mitigation technology, firewalls, encryption, secret management, two-factor authentication, Secure Sockets Layer (“SSL”) certificates and other technologies to maintain the security of our solutions.
•Resiliency and Performance: We have a 99.9% uptime for our products. Our horizontally scalable architecture includes full local and geographic redundancy in the case of infrastructure failures and our dedicated Squarespace Operations Team monitors incidents 24/7. We aim for sub-second latencies for core user experience interactions and achieve that via a combination of content delivery networks, globally distributed points of presence and regular performance profiling and optimization.
Human Capital
Our mission requires exceptional employees united in our common pursuit. We strive to attract top talent and provide an environment where employees are inspired to do their best work. As of December 31, 2023, we had 1,749 full- and part-time employees. Of these employees, 1,530 are located in the United States, 185 are located in the European Union, 30 are located in Australia, and 4 are located in the United Kingdom. None of our employees are represented by a labor union or covered by collective bargaining agreements and we have not experienced any work stoppages.
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
Squarespace Learning, our employee development program, allows employees to explore personalized content through a curated learning path, and our talent accelerator program provides selected participants in-depth coaching and mentoring on leadership and development in addition to comprehensive management development programs for all employees at different management levels.
We offer industry competitive compensation and benefits. Our annual compensation review coincides with our employee feedback cycle where employees and managers discuss performance to facilitate learning and career development. Annually, we conduct a holistic review of our benefits program in the interest of providing our employees with industry competitive benefits, tools and educational opportunities.
Intellectual Property
We rely on a combination of trade secret, trademark, copyright, patent and other intellectual property laws to protect our intellectual property. We also rely on contractual arrangements, such as licenses, assignments, confidentiality agreements and technical measures.
We have federally registered trademarks, including “Squarespace,” marks related to certain of our other brands, and related logos. We hold domestic and international domain name registrations that include “Squarespace” and similar variations.
We control access to our intellectual property and confidential information through internal and external controls. We require our employees and independent contractors to enter into agreements that protect our confidential information, and assign to us any inventions, trade secrets, works of authorship and other technology and intellectual property created for us. We generally enter into confidentiality agreements with our vendors.
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
•We may be unable to integrate acquired businesses and technologies successfully or achieve the expected benefits of such acquisitions.
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
We have experienced growth in recent years, due in large part to sustained subscription growth and retention, including customers who expand their use of our platform over time. We offer two payment options for most of our subscription plans: annual and monthly. Customers’ subscriptions currently renew automatically at the end of each annual or monthly period, as applicable, but the customer is free to disable automatic renewal or cancel the subscription at any time. As a result, even though the number of unique subscriptions to our platform has grown in recent years, there can be no assurance that we will be able to retain unique subscriptions beyond the existing annual or monthly subscription periods. In addition, any limitation or restriction imposed on our ability to bill our customers on a recurring basis, whether due to new regulations or otherwise, may significantly lower our unique subscription retention rate.
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
New or existing competitors may be able to develop solutions better received by customers or may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, regulations or requirements of our customers and their users. In addition, some larger competitors may be able to leverage a larger installed customer base and distribution network to adopt more aggressive pricing policies and offer more attractive sales terms, which could increase customer churn, cause us to lose potential sales or reduce prices to remain competitive.
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
From time to time, we evaluate potential strategic acquisition or investment opportunities and we have completed various strategic acquisitions in recent periods, including the acquisition of Google Domains. Any future transactions that we enter into could be material to our business, financial condition and results of operations. The process of acquiring and integrating another company or technology could create unforeseen operating difficulties and expenditures. Acquisitions and investments involve a number of risks, such as:
•diversion of management time and focus from operating our business;
•use of resources that are needed in other areas of our business;
•retention and integration of employees from an acquired company, including potential risks or challenges to our corporate culture;
•failed or inadequate migration, integration and retention of acquired customers or subscriptions;
•implementation or remediation of controls, procedures and policies of an acquired company;
•difficulty integrating the accounting systems and operations of an acquired company;
•coordination of product, engineering and selling and marketing functions, including difficulties and additional expenses associated with incorporating the acquired company’s solutions and infrastructure with our existing solutions and infrastructure;
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
In addition, a significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill and other intangible assets, which must be assessed for impairment at least annually. If our acquisitions do not yield expected returns, we may be, and in the past have been, required to take charges on our operating results based on this impairment assessment process, which could adversely affect our business, financial condition and results of operations.
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
The success of our platform depends, in part, on our ability to integrate and offer third-party services to our customers. In particular, we use Stripe, Inc. (“Stripe”) to process our transactions with our customers and we offer payment processing integrations through Stripe, PayPal Holdings, Inc. (“PayPal”) and Block, Inc. (“Block”). We also use Stripe to process transactions for our native payment solution. While we offer our customers access to three payment processing integrations and our native payment solution through which to charge their users, disruptions or problems with the relevant services provided by Stripe, PayPal or Block could have an adverse effect on our reputation, business, financial condition and results of operations. Further, if Stripe or any of the other payment service providers we use were to terminate, or materially alter, its relationship with us or become unable to continue processing payments on our behalf, we could experience an impact to our financial results or incur substantial delays and expense in finding and integrating an alternative payment service provider to process payments from our customers and their users, and the quality and reliability of any such alternative payment service provider may not be comparable.
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
Many customers locate our platform through internet search engines, such as Google, and advertisements on social networking sites and online streaming services, such as Instagram and YouTube as an alternative to typing our website address directly into a web browser navigation bar. Changes in these customer behaviors or practices may potentially result in reduced traffic to our website. Moreover, if we are listed less prominently or fail to appear in search results for any reason, visits to our website could decline significantly, and we may not be able to replace this traffic. Search engines revise their algorithms from time to time in an attempt to optimize their search results. If the search engines on which we rely for algorithmic listings modify their algorithms, we may appear less prominently or not at all in search results, which could result in reduced traffic to our website that we may not be able to replace. Additionally, if the costs of search engine marketing services, such as Google AdWords, increase, we may incur additional marketing expenses, we may be required to allocate a larger portion of our marketing spend to this channel or we may be forced to attempt to replace it with another channel (which may not be available at reasonable prices, if at all), and our business, financial condition and results of operations could be adversely affected.
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
We believe that our integrated web and mobile platform has helped us to grow our customer base. In addition to offering customers mobile-optimized websites created on our platform, we offer mobile apps that enable customers to monitor analytics, fulfill orders and create, edit and manage content from their mobile devices, among other things. Mobile and desktop operating system providers, such as Microsoft, Google, Apple or any other provider of internet browsers, could introduce new features that would make it difficult for customers to use our platform, change existing browser specifications such that they would be incompatible with our platform, prevent users from accessing customers’ sites or limit or preclude our marketing efforts. In addition, we are subject to the standard policies and terms of service of these providers, which may change in the future. We may incur additional costs in order to adapt our platform to other operating systems and may face technical challenges adapting our solutions to different versions of already-supported operating systems, such as Android variants offered by different mobile phone manufacturers, and we may face technical challenges adapting to new hardware and software on the Android and iOS platforms. Any changes to technologies used in our platform, to existing features that we rely on or to operating systems or internet browsers that make it difficult for customers to access our platform or visitors to access our customers’ sites, may make it more difficult for us to maintain or increase our revenue and could adversely impact our business, financial condition and results of operations. Moreover, the mobile technology industry is characterized by changes in customer preferences and the emergence of new industry standards and practices. Our future prospects could be harmed if we fail to address such changes on a timely basis and in a cost-effective manner. The use of our apps is also subject to applicable terms of use of third-party app stores. If we are unable to maintain availability on these third-party app stores or update our applications on these stores, our business, financial condition and results of operations may be harmed.
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
•if we are unable to maintain Payment Card Industry Data Security Standard (“PCI-DSS”) compliance or other payment card network operating rules, we may breach our contractual obligations, be subject to fines, penalties, damages, higher transaction fees and civil liability, be prevented from processing or accepting payment cards or lose payment processing partners;
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
As part of the contracts we enter into with Stripe and other payment service providers for Squarespace Payments, our native payment solution, we are obligated to comply with additional rules and regulations that relate to the processing of payments, including those implemented by the payment card networks. If we fail to comply with these rules and regulations as part of our contractual obligations, we may be subject to monetary fines or other penalties, which could have an adverse effect on our business, financial condition and results of operations.
Further, certain of our subsidiaries perform services that relate to the processing of payments or similar activities. The U.S. Department of Treasury’s Financial Crimes Enforcement Network and various state banking departments regulate entities engaged in money transmission and require registration, at the federal level, and licensure, at the state level, of entities engaged in regulated activity. We have relied on various exemptions from such registration and licensing requirements to date and believe, based on our business model, that such exemptions are valid. Any determination that we are not exempt may require expenditures of time and money to remediate and could adversely affect our business, financial condition and results of operations.
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
For example, in March 2023, Silicon Valley Bank was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. Although the Federal Reserve Board, the Department of the Treasury and the FDIC have taken steps to ensure that depositors at Silicon Valley Bank can access all of their funds, including funds held in uninsured deposit accounts, there is no guarantee that, in the event of the closure of other financial institutions in the future, depositors would be able to access uninsured funds or that they would be able to do so in a timely fashion.
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

Our business is subject to online security risks, including security breaches and cyberattacks. If the security of personal information, payment card information or other confidential information of customers and their users stored in our systems is breached or otherwise subjected to unauthorized access, our reputation may be harmed and we may be exposed to liability.
Our business involves the storage and/or transmission of personal information, payment card information and other confidential information. In addition, the amount of potentially sensitive or confidential data we store for customers on our servers has been increasing, including since the introduction of Squarespace Payments, our native payment solution. There has also been an increase in the number of malicious software attacks in the technology industry generally. In our industry, it is typical to experience a high rate of such attacks. For example, we have experienced, and may experience in the future, DDoS attacks aimed at disrupting service to our customers and other attacks on our systems by sophisticated threat actors. Social engineering efforts may compromise our personnel or those of our third party vendors, leading to unauthorized access to facilities, systems or information we have a responsibility to protect.
If third-parties succeed in penetrating our security measures or those of our service providers, or in otherwise accessing or obtaining without authorization the sensitive or confidential information we or our service providers maintain on behalf of our customers and their users, we could be subject to liability, loss of business, litigation, government investigations or other losses. Hackers or individuals who attempt to breach the security measures put in place by us or our service providers could, if successful, cause the unauthorized disclosure, misuse or loss of personal information, payment card information or other confidential information, suspend web-hosting operations or cause malfunctions or interruptions in our platform.
If we experience any material breaches of security measures or sabotage or otherwise suffer unauthorized use or disclosure of, or access to, personal information, payment card information or other confidential information, we might be required to expend significant capital and resources to address these problems. We may not be able to remedy any problems caused by hackers or other similar actors in a timely manner, or at all. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until after they are launched against a target, we and our service providers may be unable to anticipate these techniques or to implement adequate preventative measures. Advances in computer capabilities, discoveries of new weaknesses and other developments with software generally used by the internet community also increase the risk we, or customers using our servers, will suffer a material security breach. We cannot guarantee that our systems, security protocols, network protection mechanisms, cybersecurity awareness training, insider threat protection program, access controls, and other procedures and measures currently in place, or that may be in place in the future, will be adequate to prevent or remediate service interruptions, system failure, third party operating systems and software vulnerabilities, damage to one or more of our systems, data loss, security breaches or other data security incidents. We, our service providers or our customers may also suffer material security breaches or unauthorized access to personal information, payment card information and other confidential information due to employee error, rogue employee activity, unauthorized access by third-parties acting with malicious intent or who commit an inadvertent mistake or social engineering. If a material breach of security or other data security incident occurs or is perceived to have occurred, the perception of the effectiveness of our security measures and reputation could be harmed and we could lose current and potential customers, even if the security breach were to also affect one or more of our competitors. Further, concerns about practices with regard to the collection, use, disclosure or security of personal information, payment card information or other confidential information, even if unfounded, could damage our reputation and adversely affect our business, financial condition and results of operations.
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
We expect there will continue to be newly enacted and proposed laws and regulations as well as emerging industry standards concerning privacy, data protection and information security in the United States, the European Union and other jurisdictions, and we cannot yet determine the impact such future laws, regulations and standards may have on our business. Such laws, regulations, standards and other obligations could impair our ability to, or the manner in which we collect or use information to target advertising to our customers, thereby having a negative impact on our ability to maintain and grow our customer base and increase revenue. For example, the CCPA requires, among other things, that covered companies such as ours provide new disclosures to California consumers and affords such consumers new rights, including the right to access and delete their information and to opt-out of certain sharing and sales of personal information or opt into certain financial incentive programs. The law also prohibits covered businesses from discriminating against consumers (e.g., charging more for services) for exercising any of their CCPA rights. The CCPA took effect on January 1, 2020 and enforcement of the CCPA began on July 1, 2020. The CCPA imposes a severe statutory damages framework as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action is expected to increase the likelihood of, and risks associated with, data breach litigation. It remains unclear how various provisions of the CCPA will be interpreted and enforced. The CCPA has been amended on multiple occasions and is the subject of regulations of the California Privacy Protection Agency. Additionally, the California Secretary of State certified the California Privacy Rights Act (the “CPRA”), which California voters approved on November 4, 2020. This initiative significantly modified the CCPA, resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. Other states have passed and others may pass comparable legislation, with potentially greater penalties and more rigorous compliance requirements relevant to our business. The effects of the CCPA, and other similar state or federal laws, are potentially significant and may require us to modify our data processing practices and policies and to incur substantial costs and potential liability in an effort to comply with such legislation. Future restrictions on the collection, use, sharing or disclosure of our customers’ data or additional requirements for express or implied consent of customers for the collection, use, disclosure, sharing or other processing of such information could increase our operating expenses, require us to modify our solutions, possibly in a material manner, or stop offering certain solutions, and could limit our ability to develop and implement new solutions.
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
The regulatory environment applicable to the handling of European Economic Area (“EEA”), Swiss and United Kingdom individuals’ personal data (as such item is used in the GDPR), and our actions taken in response, may cause us to face a risk of enforcement actions by data protection authorities in the EEA, Switzerland and the United Kingdom, assume additional liabilities or incur additional costs and could result in our business, financial condition and results of operations being harmed. In particular, with regard to transfers to the United States of personal data of our European and United Kingdom employees and our European, Swiss and United Kingdom customers and their users, the European Commission, the United Kingdom Government, and the Swiss Federal Administration (working with the U.S. Department of Commerce) adopted an adequacy decision pursuant to the EU-U.S. Data Privacy Framework, the Swiss-U.S. Data Privacy Framework and the UK Extension to the EU-U.S. Data Privacy Frameworks (each individually and jointly, the “Data Privacy Frameworks”). We comply with the Data Privacy Frameworks to provide an additional legal basis for transfers of personal data to the United States from the EEA, Switzerland and the United Kingdom. It is expected that the Data Privacy Frameworks will be subject to legal challenge to be invalidated through the Court of Justice of the European Union and the E.U. Model Clauses have been subject to legal challenge and may be modified or invalidated. The European Commission has adopted new modular E.U. Model Clauses and the non-legally binding guidance on Supplementary Measures that has been issued by the European Data Protection Board casts doubt on the ability to transfer unencrypted data to the United States. We are monitoring the developments related to the Data Privacy Frameworks and E.U. Model Clauses, but depending on the outcome, we may be unsuccessful in maintaining a legitimate means for our transfer and receipt of personal data from the EEA, Switzerland and United Kingdom in the United States and any other countries that are not considered adequate by the European Union, Switzerland or the United Kingdom. We may, in addition to other impacts, experience additional costs associated with increased compliance burdens and be required to engage in new contract negotiations with third-parties that aid in processing data on our behalf or localize certain data. We may experience reluctance or refusal by current or prospective European, Swiss or United Kingdom customers to use our solutions, and we may find it necessary or desirable to make further changes to our handling of personal data of EEA, Switzerland and United Kingdom residents.
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
To date, laws, regulations and enforcement actions by governments have not materially restricted use of the internet in most parts of the world. However, the legal and regulatory environment relating to the internet is uncertain, and governments may impose regulation in the future. New laws may be passed, courts may issue decisions affecting the internet, existing but previously inapplicable or unenforced laws may be deemed to apply to the internet or regulatory agencies may begin to more rigorously enforce such formerly unenforced laws, or existing legal safe harbors may be narrowed, both by U.S. federal or state governments and by governments of foreign jurisdictions. The adoption of any new laws or regulations, or the narrowing of any safe harbors, could hinder growth in the use of the internet and online services generally, and decrease acceptance of the internet and online services as a means of communications, e-commerce and advertising. In addition, such changes in laws could increase our costs of doing business or prevent us from delivering our solutions over the internet or in specific jurisdictions, which could harm our business, financial condition and results of operations. For example, we rely on a variety of statutory and common-law frameworks and defenses relevant to the content available on our platform, including the Digital Millennium Copyright Act (the “DMCA”), the Communications Decency Act (the “CDA”), and fair-use doctrine in the United States and the Electronic Commerce Directive in the European Union. The DMCA limits, but does not necessarily eliminate, our potential liability for caching, hosting, listing or linking to third-party content that may include materials that infringe copyrights or other rights. The CDA further limits our potential liability for content uploaded onto our platform by third-parties. Defenses such as the fair-use doctrine (and related doctrines in other countries) may be available to limit our potential liability for featuring third-party intellectual property content for purposes such as reporting, commentary and parody. In the European Union, the Electronic Commerce Directive offers certain limitations on our potential liability for featuring third-party content. However, each of these statutes and doctrines are subject to uncertain or evolving judicial interpretation and regulatory and legislative amendments, and we cannot guarantee that such frameworks and defenses will be available. Regulators in the United States and in other countries may introduce new regulatory regimes that increase potential liability for content available on our platform, including liability for misleading, false or manipulative information, hate speech, privacy violations, copyrighted content and other types of online harm; or alternatively increase potential liability for removing content on our platform. For example, there have been various legislative and executive efforts to restrict the scope of the protections available to online platforms under Section 230 of the CDA, and current protections from liability for third-party content in the United States could decrease or change. Additionally, the European Union and the United Kingdom have enacted laws such as the Digital Services Act with respect to the moderation of illegal and harmful content on digital platforms. There are also a number of legislative proposals in the United States, at both the federal and state level, and in the European Union and the United Kingdom, that could impose new obligations in areas affecting our business, such as liability for copyright infringement and other online harm. Any new legislation may be difficult to comply with in a timely and comprehensive manner and may expose our business or customers to increased costs. If the rules, doctrines or currently available defenses change, if international jurisdictions refuse to apply protections similar to those that are currently available in the United States or the European Union or if a court were to disagree with our application of those rules to our solutions, our potential liability for information or content created by third-parties and posted to our platform could require us to expend significant resources to try to comply with the new rules and implement additional measures to reduce our exposure to such liability or we could incur liability and our business, financial condition and results of operations could be harmed.
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
We rely heavily on our network infrastructure and IT systems for our business operations. Unanticipated events such as a cyber attack (including illegal hacking, ransomware, phishing or criminal fraud or impersonation), earthquake, fire, flood, terrorist attack, power loss, global pandemic or other future adverse public health developments, telecommunications failure or other similar catastrophic events could cause interruptions in the availability of our platform, delays in accessing our solutions, reputational harm and loss of critical data. Such events could prevent us from providing our solutions to our customers and their users. A catastrophic event that results in the destruction or disruption of our data centers, network infrastructure or IT systems, including any errors, defects or failures in third-party services, could result in costly litigation or other claims and adversely affect our business, financial condition and results of operations. We may also need to expend significant additional resources to protect against cyber attacks or other catastrophic events or to redress problems caused by such events. Additionally, our insurance policies may not be adequate to reimburse us for losses caused by these events and we may not be able to fully collect, if at all, under these insurance policies.
Our level of indebtedness could have a material adverse effect on our ability to generate sufficient cash to fulfill our obligations under such indebtedness, to react to changes in our business and to incur additional indebtedness to fund future needs.
As of December 31, 2023, we have outstanding $571.4 million aggregate principal amount of borrowings under the Term Loan and $7.3 million aggregate principal amount of borrowings under the Revolving Credit Facility (as defined above). If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures or to sell assets, seek additional capital or restructure or refinance our indebtedness. Our ability to restructure or refinance our current or future debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives. We cannot assure you that our business will be able to generate sufficient levels of cash or that future borrowings or other financings will be available to us in an amount sufficient to enable us to service our indebtedness and fund our other liquidity needs. In addition, our indebtedness under the Credit Agreement (as defined above) bears interest at variable rates. Because we have variable rate debt, fluctuations in interest rates may affect our business, financial condition and results of operations.
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
Because we generally recognize revenue from annual and monthly subscriptions over the term of an agreement, downturns or upturns in sales are not immediately reflected in our full results of operations.
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
As of December 31, 2023, we had customers in over 200 countries and territories and expect to continue to expand our international operations in the future. However, international sales and the use of our platform in various countries subject us to risks that we do not generally face with respect to domestic sales. These risks include, but are not limited to:
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
Our business, financial condition and results of operations are affected by fluctuations due to changes in foreign currency exchange rates. While we generate the majority of our revenue in U.S. dollars, a portion of our revenue is denominated in Euros. For the year ended December 31, 2023, 71.7% of our revenue was denominated in U.S. dollars and 28.3% of our revenue was denominated in Euros. As we expand globally, we will be further exposed to fluctuations in currency exchange rates to the extent that the revenue that we generate in currencies other than the U.S. dollar increases. Furthermore, currency exchange rates have been especially volatile in the recent past, and these currency fluctuations have made and may continue to make it difficult for us to accurately predict our results of operations.
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
On August 16, 2022, the United States enacted the Inflation Reduction Act (the “IRA”), which among other provisions, introduced a 15% minimum tax on the adjusted financial statement income of certain large corporations and a nondeductible 1% excise tax on the net value of certain share repurchases made after December 31, 2022 by covered corporations. As of January 1, 2023, the Company began recording excise taxes related to share repurchases in additional paid in capital in the consolidated balance sheet.
The Organization for Economic Co-operation and Development (the "OECD") has issued recommendations that, in some cases, make substantial changes to numerous long-standing tax positions and principles. These changes, many of which have been adopted or are under active consideration by OECD members and/or other countries, could increase tax uncertainty and may adversely affect our provision for income taxes, cash tax liability and effective tax rate in countries where we operate.
In December 2021, the OECD proposed the Pillar Two framework as part of the OECD/G20 Base Erosion and Profit Shifting (BEPS) Project which makes changes to existing tax laws, including a 15% global minimum tax (“BEPS Pillar Two”). Several countries have enacted tax legislation with proposals from the BEPS Pillar Two framework, with an effective date starting in 2024. We are continuing to evaluate the impacts of enacted legislation and pending legislation to enact BEPS Pillar Two in the non-US tax jurisdictions in which we operate.
If we fail to maintain an effective system of internal controls, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.
The Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and the effectiveness of our disclosure controls and procedures quarterly. In particular, Section 404 of the Sarbanes-Oxley Act (“Section 404”), requires us to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control over financial reporting. Our compliance with applicable provisions of Section 404 requires that we incur substantial accounting expenses and expend significant management time on compliance-related issues as we implement additional corporate governance practices and comply with reporting requirements.
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
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the New York Stock Exchange (“NYSE”) on which our Class A common stock is traded and other applicable securities rules and regulations. The SEC and other regulators have continued to adopt new rules and regulations and make additional changes to existing regulations that require our compliance. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact, in ways we cannot currently anticipate, the manner in which we operate our business. We expect that compliance with these rules and regulations will continue to cause us to incur additional accounting, legal and other expenses that we did not incur as a private company. Any failure by us to file our periodic reports with the SEC in a timely manner could harm our reputation and reduce the trading price of our Class A common stock. We also anticipate that we will continue to incur costs associated with corporate governance requirements, including requirements under securities laws, as well as rules and regulations implemented by the SEC and the NYSE. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly, while also diverting some of management’s time and attention from revenue-generating activities. Furthermore, these rules and regulations could make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. In addition, if we fail to comply with these rules and regulations, we could be subject to a number of penalties, including the delisting of our Class A common stock, fines, sanctions or other regulatory action or civil litigation.
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
Our Class A common stock has one vote per share and our Class B common stock has ten votes per share. The multi-class structure of our common stock has the effect of concentrating voting control with our Class B common stockholders. As of December 31, 2023, Mr. Casalena holds a majority of the voting power of our outstanding capital stock. As a result, Mr. Casalena will have control over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. He may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. Corporate actions might be taken even if other stockholders oppose them. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control or other liquidity event of our company, could deprive our stockholders of an opportunity to receive a premium for their shares of Class A common stock as part of a sale or other liquidity event and might ultimately affect the trading price of our Class A common stock. Future transfers by holders of Class B common stock will generally result in those shares converting to Class A common stock, which will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term.
Pursuant to our amended and restated certificate of incorporation, we are authorized to issue 1,000,000,000 shares of Class C common stock and as of December 31, 2023, there is no Class C common stock outstanding. Although we have no current plans to issue any shares of Class C common stock in the future, we may issue shares of Class C common stock for a variety of corporate purposes, including financings, acquisitions, investments, dividends and equity incentives to our employees, consultants and directors. Under our amended and restated certificate of incorporation, our board of directors has the authority, without stockholder approval except as required by the listing standards of the NYSE, to issue additional shares of our capital stock. Because the Class C common stock carries no voting rights, is not convertible into any other capital stock and is not listed for trading on an exchange or registered for sale with the SEC, shares of Class C common stock may be less liquid and less attractive to any future recipients of these shares than shares of Class A common stock, although we may seek to list the Class C common stock for trading and register shares of Class C common stock for sale in the future. In addition, because our Class C common stock carries no voting rights and is not counted when determining whether the seven percent ownership threshold related to automatic conversion of the Class B common stock is met, if we issue shares of Class C common stock in the future, the holders of our Class B common stock, including our Founder and Chief Executive Officer, may be able to elect all of our directors and to determine the outcome of most matters submitted to a vote of our stockholders for a longer period of time than would be the case if we issued Class A common stock rather than Class C common stock in such transactions. In addition, if we issue shares of Class C common stock in the future, such issuances would have a dilutive effect on the economic interests of our Class A common stock and Class B common stock.

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

Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
We address cybersecurity incidents through a multi-layered approach. We have a dedicated staff of security engineers who monitor our internal systems and assets for vulnerabilities and risks. These engineers also conduct security assessments on third party providers before engagement to ensure compliance with our cybersecurity standards. They regularly run security assessments and penetration tests against our infrastructure, testing for security weaknesses and vulnerabilities, in addition to performing threat modeling exercises when building new or materially modifying existing systems, components and platforms to confirm proper protection and handling of data.
When a security event is detected or otherwise identified, the security team initiates an investigation to determine whether the event is considered a cybersecurity incident. Upon identification of a cybersecurity incident, the security team will escalate the incident to the Incident Response Team, an interdisciplinary team made up of engineers who are experts in cybersecurity and/or Squarespace systems as well as members of the Legal team. The Incident Response Team makes a preliminary assessment as to the significance of the cybersecurity incident based on quantitative and qualitative factors. If the Incident Response Team believes that a cybersecurity incident could have a potentially significant impact on our business, the incident is reported to our Risk Management Committee, which consists of our Chief Executive Officer, Chief Financial Officer, General Counsel and a member of the Legal team with responsibility covering cybersecurity risk. The Risk Management Committee oversees the assessment and management of cybersecurity incidents reported to it and cybersecurity incident assessments by the Risk Management Committee will include the involvement of experts from our security, engineering and privacy functions as necessary. Material incidents would be promptly reported to the Audit Committee of our Board of Directors.
Our Audit Committee oversees risks related to data privacy, technology and information security, including cybersecurity, and the steps taken to monitor and control such exposures. Our management team provides the Audit Committee with regular updates on cybersecurity risk. The Audit Committee would also be promptly informed of any material cybersecurity incidents.
To date, the Company has not engaged assessors, consultants, auditors, or other third parties in connection with its processes for assessing, identifying and managing material risks from cybersecurity threats.
To date, no risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect our business, our business strategy, our results of operations or our financial condition.
For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see our risk factors under “Item 1A. Risk Factors”.
Item 2. Properties
Our corporate headquarters, primarily used for product development, marketing and business operations, is located in New York, New York and consists of 166,088 square feet of office space under a lease that expires in 2030. We also lease office space in Chicago, IL, primarily used for our hospitality platform, and internationally in Dublin, Ireland primarily used for additional business services, customer care and product development.
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
Holders of Record
As of February 20, 2024, there were 35 holders of record of our Class A common stock and 3 holders of record of our Class B common stock. As of February 20, 2024, there were no shares of our Class C common stock outstanding. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Dividend Policy
We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of our board of directors, subject to applicable laws, and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, general business conditions and other factors that our board of directors may deem relevant. In addition, the terms of our credit facility contain restrictions on our ability to declare and pay cash dividends on our capital stock, and we may enter into credit agreements or other borrowing arrangements in the future that may restrict our ability to declare and pay cash dividends.
Performance Graph
The following graph compares the cumulative total return to stockholders on our Class A common stock from May 19, 2021 (the date our Class A common stock commenced trading on the NYSE) through December 31, 2023 relative to the cumulative total returns of the Standard & Poor’s 500 Index and the Standard & Poor’s Information Technology Index over the same period. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our Class A common stock and in each index at the market close on May 19, 2021, and its relative performance is tracked through December 31, 2023. The returns shown are based on historical results and are not intended to suggest future performance.

Issuer Purchases of Equity Securities
The table below provides information with respect to repurchases of shares of our Class A common stock during the three months ended December 31, 2023 (in thousands, except share and per share data):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs
October 1 - 31	—	$—	—	$—
November 1 - 30	—	—	—	—
December 1 - 31	23,086	28.92	23,086	53,818
Total	23,086	$28.92	23,086	$53,818
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
We primarily derive revenue from annual and monthly subscriptions to our presence and commerce solutions. Subscription revenue accounted for 92.0%, 91.5% and 92.1% of our total revenue for the years ended December 31, 2023, 2022 and 2021, respectively. Payments for our subscription plans are generally collected at the beginning of the subscription period and we generally recognize the associated revenue ratably over the term of the customer contract. Non-subscription revenue primarily consists of commerce transaction fees received through revenue sharing arrangements with payment processors that handle our customers’ commerce transactions, payment processing fees received in exchange for use of our hospitality services as well as revenue we generate from third-party services we offer that provide additional functionality to our customers.
We generated revenue of $1,012.3 million, $867.0 million and $784.0 million during the years ended December 31, 2023, 2022 and 2021, respectively, and a net loss of $7.1 million, $252.2 million and $249.1 million during the years ended December 31, 2023, 2022 and 2021, respectively. We believe our business model is driven by stable retention of our existing customers as well as the acquisition of new customers, including additional offerings and add-on subscriptions which allow our customers to grow and scale with our platform as their needs evolve. No individual unique subscription accounted for more than 1% of our total bookings for the years ended December 31, 2023, 2022 and 2021.
On September 7, 2023, we closed an asset purchase agreement with Google LLC ("Google") to acquire, among other things, Google's domain assets, including all domain names for which Google is the registrar or reseller, for a total amount paid of $180.7 million (the "Google Domains Asset Acquisition "). See "Item 8. Financial Statements and Supplementary Data, Note 4. Acquisitions" for further information. Unique subscriptions and average revenue per unique subscription ("ARPUS") do not account for single domain subscriptions originally sold by Google as a part of the Google Domains Asset Acquisition (collectively, the "Acquired Domain Assets").
Key Factors Affecting Our Performance
Acquisition of new and retention of existing unique subscriptions
Acquiring and retaining unique subscriptions to our platform is the primary driver of our revenue growth. The number of unique subscriptions on our platform, excluding the Acquired Domain Assets, was 4.6 million unique subscriptions as of December 31, 2023, representing an increase of 10.2% relative to December 31, 2022. The number of unique subscriptions on our platform was 4.2 million as of December 31, 2022, representing an increase of 2.9% relative to December 31, 2021. In order to support the acquisition of new unique subscriptions, we intend to continue to invest in our direct response marketing efforts and expand internationally. We view this spending as a long-term investment in our business to attract new unique subscriptions.
Expansion of our commerce offerings
We believe that our commerce offerings significantly expand our addressable market. Our comprehensive commerce offerings enable our customers to sell anything online, attracting a differentiated set of commerce-oriented brands to our platform.
We continue to invest in our commerce offerings to deepen and expand functionality. Our commerce revenue was $308.0 million, $269.7 million and $229.5 million for the years ended December 31, 2023, 2022 and 2021, respectively, representing an increase of 14.2% and 17.5% from the same period in 2022 and 2021, respectively.
Gross Merchandise Value (“GMV”) represents the total dollar value of orders processed through our platform in the period, net of refunds and fraudulent orders. Our platform processed approximately $6,211.8 million, $6,058.8 million and $5,781.7 million of GMV during the years ended December 31, 2023, 2022 and 2021, respectively, representing an increase of 2.5% and 4.8% from the same period in 2022 and 2021, respectively.
Investments in product innovation
We rely on hiring and retaining a talented product development workforce. The success of our customers relies on the innovation tied to this workforce and our ability to remain agile to address customer needs. Our research and product development expenses were $242.2 million, $227.3 million and $190.4 million for the years ended December 31, 2023, 2022 and 2021, respectively, representing an increase of 6.6% and 19.4% from the same period in 2022 and 2021, respectively.
Foreign currency fluctuations
As of December 31, 2023, we had customers in over 200 countries and territories and our international customers represented approximately 30% of our total bookings. As foreign currency exchange rates change, translation of the statements of operations of our international businesses into U.S. dollars may affect year-over-year comparability of our results of operations.
Key Components of Results of Operations
Revenue
We primarily derive revenue from annual and monthly subscriptions. Typically, annual and monthly subscriptions represent approximately 75% and 25% of total subscriptions, respectively. Revenue is also derived from non-subscription services, including fixed percentages or fixed-fees earned on revenue share arrangements with third-parties and on sales made through our customers’ sites. In addition, we earn fixed-fees on sales through certain hospitality offerings and payment processing fees in exchange for use of our hospitality services. Payments received for subscriptions in advance of fulfillment of our performance obligations are recorded as deferred revenue. Subscription plans automatically renew unless advance notice is provided to us. We primarily recognize subscription revenue ratably on a straight-line basis, net of a reserve for refunds. Transaction fee revenue, payment processing revenue and revenue generated from third-parties is recognized at a point in time, when the sale has been completed.

We disaggregate our revenue by product type in accordance with the following definitions:
Presence revenue
Presence revenue primarily consists of fixed-fee subscriptions to our plans that offer core platform functionalities, currently branded “Personal” and “Business” plans in our offerings. Presence revenue also consists of fixed-fee subscriptions related to additional entry points for starting online such as domain managed services. Additionally, presence revenue is derived from third-party solutions related to email services and access to third-party content to enhance online presence. For customers in need of a larger scale solution, we have an enterprise offering where revenue is recognized over the life of the contract.
Commerce revenue
Commerce revenue primarily consists of fixed-fee subscriptions to our plans that offer all the features of presence plans as well as additional features that support end to end commerce transactions, currently branded “Basic” and “Advanced” in our plan offerings. Commerce revenue also includes fixed-fee subscriptions to a number of other tools that support running an online business such as marketing, memberships, courses, scheduling and hospitality tools. Non-subscription revenue is derived from fixed-fees earned on revenue share arrangements with commerce partners as well as fixed transaction fees earned on GMV processed through our native payment processing solution, Business plan sites and certain hospitality offerings. Commerce revenue also includes payment processing fees received in exchange for use of our hospitality services.
Cost of revenue
Cost of revenue primarily consists of domain name registration fees, credit card and payment processing fees, customer support employee related expenses, web hosting costs, amortization of acquisition-related intangible assets associated with acquired technology and capitalized software development costs, and allocated shared costs. Employee-related expenses consist of salaries, taxes, benefits and stock-based compensation. We expect that cost of revenue may fluctuate as a percentage of total revenue from period to period based on the subscriptions purchased and non-subscription transactions during that particular period.
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
Marketing and sales
Marketing and sales expenses include costs related to advertisements used to drive customer acquisition, employee-related expenses, amortization of acquisition-related intangible assets associated with acquired customer relationships, customer acquisition and creative assets, affiliate fees on customer referrals and allocated shared costs. Employee-related expenses consist of salaries, sales commissions, taxes, benefits and stock-based compensation. Allocated shared costs include customer support costs related to assistance provided by our customer service team to customers during their trial periods on our platform. Depending on the nature of the advertising, costs are expensed at the time a commercial initially airs, when a promotion first appears in the media or as incurred. Affiliate fees on customer referrals are deferred and recognized ratably over the expected period of our relationship with the new customer. Sales commissions paid to internal sales personnel relating to obtaining customer contracts are capitalized and amortized ratably over the expected life of the new customer.
General and administrative
General and administrative expenses are primarily employee-related expenses, which consist of salaries, taxes, benefits and stock-based compensation associated with supporting business operations. General and administrative expenses also include software and subscription services, external accounting and legal professional service fees, indirect taxes, as well as insurance. The functional elements included in general and administrative are finance, people, legal, information technology and overall corporate support.

In conjunction with the listing of our class A common stock (the “Direct Listing”) on the NYSE on May 19, 2021, we incurred certain stock-based compensation expenses associated with the vesting conditions of a grant to our Chief Executive Officer of shares of Class B common stock upon consummation of the listing which resulted in a one-time expense of $229.3 million during the year ended December 31, 2021. In addition, during the year ended December 31, 2021, we incurred professional fees of $25.3 million associated with the Direct Listing.
Impairment charge
The impairment charge during the year ended December 31, 2022 represents a non-cash goodwill impairment charge of $225.2 million primarily due to market values deteriorating subsequent to the Tock acquisition as well as the result of a change in product strategy during the fourth quarter of 2022 as the result of the departure of certain members of management. See “Item 8. Financial Statements and Supplementary Data, Note 9. Goodwill and Intangible Assets, Net” for further information on the impairment charge.
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

Results of operations
The following table sets forth our consolidated statements of operations information for the years ended December 31, 2023, 2022 and 2021:

	Years Ended December 31,
($ in thousands)	2023	2022	2021
Revenue	$1,012,336	$866,972	$784,038
Cost of revenue(1)	207,520	152,655	126,631
Gross profit	804,816	714,317	657,407
Operating expenses:
Research and product development(1)	242,188	227,297	190,371
Marketing and sales(1)	349,574	322,051	339,965
General and administrative(1)	129,326	151,620	367,945
Impairment charge	—	225,163	—
Total operating expenses	721,088	926,131	898,281
Operating income/(loss)	83,728	(211,814)	(240,874)
Interest expense	(36,768)	(18,207)	(11,081)
Other income, net	3,362	5,030	6,631
Income/(loss) before provision for income taxes	50,322	(224,991)	(245,324)
Provision for income taxes	(57,403)	(27,230)	(3,825)
Net loss	$(7,081)	$(252,221)	$(249,149)
__________________
(1)Includes stock-based compensation as follows:

	Years Ended December 31,
($ in thousands)	2023	2022	2021
Cost of revenue	$5,536	$3,414	$1,545
Research and product development	54,806	42,237	33,030
Marketing and sales	10,856	8,696	5,929
General and administrative(a)	36,551	48,186	267,420
Total stock-based compensation	$107,749	$102,533	$307,924
(a)    In conjunction with the Direct Listing in May 2021, we incurred certain stock-based compensation expenses associated with the vesting conditions of a grant to our Chief Executive Officer of shares of Class B common stock upon consummation of the listing which resulted in a one-time expense of $229.3 million.
The following table sets forth our consolidated statements of operations information as a percentage of total revenue for the years ended December 31, 2023, 2022 and 2021:

	Years Ended December 31,
	2023	2022	2021
Revenue	100.0%	100.0%	100.0%
Cost of revenue	20.5%	17.6%	16.2%
Gross profit	79.5%	82.4%	83.8%
Operating expenses:
Research and product development	23.9%	26.2%	24.3%
Marketing and sales	34.5%	37.1%	43.4%
General and administrative	12.8%	17.5%	46.9%
Impairment charge	—%	26.0%	—%
Total operating expenses	71.2%	106.8%	114.6%
Operating income/(loss)	8.3%	(24.4)%	(30.8)%
Interest expense	(3.6)%	(2.1)%	(1.4)%
Other income, net	0.3%	0.6%	0.8%
Income/(loss) before provision for income taxes	5.0%	(25.9)%	(31.4)%
Provision for income taxes	(5.7)%	(3.1)%	(0.5)%
Net loss	(0.7)%	(29.0)%	(31.9)%

The following table sets forth our consolidated revenue by geographic location and our consolidated revenue by geographic location as a percentage of total revenue for the years ended December 31, 2023, 2022 and 2021:

	Years Ended December 31,		Change		Years Ended December 31,		Change
($ in thousands, except percentages)	2023	2022	Amount	%	2022	2021	Amount	%
United States	$726,027	$622,796	$103,231	16.6%	$622,796	$544,500	$78,296	14.4%
International	286,309	244,176	42,133	17.3%	244,176	239,538	4,638	1.9%
Total revenue	$1,012,336	$866,972	$145,364	16.8%	$866,972	$784,038	$82,934	10.6%
Percentage of total revenue:
United States	71.7%	71.8%			71.8%	69.4%
International	28.3%	28.2%			28.2%	30.6%
Total revenue	100.0%	100.0%			100.0%	100.0%
Comparison of the Years Ended December 31, 2023 and 2022
Revenue

	Years Ended December 31,		Change
($ in thousands, except percentages)	2023	2022	Amount	%
Presence	$704,349	$597,300	$107,049	17.9%
Commerce	307,987	269,672	$38,315	14.2%
Total revenue	$1,012,336	$866,972	$145,364	16.8%
Percentage of total revenue:
Presence	69.6%	68.9%
Commerce	30.4%	31.1%
Total revenue	100.0%	100.0%
Presence revenue
Presence revenue increased $107.0 million, or 17.9%, for the year ended December 31, 2023 compared to the same period in 2022. This increase was primarily the result of the growth of our unique subscriptions, which contributed $60.6 million, or 56.6%, driven by retention of existing subscriptions and continued acquisition of new subscriptions across our presence offerings. As described above, unique subscriptions do not account for the Acquired Domain Assets. Additionally, price increases across our website subscription plans contributed $34.3 million, or 32.1%, to the year-over-year presence revenue growth.
Commerce revenue
Commerce revenue increased $38.3 million, or 14.2%, for the year ended December 31, 2023 compared to the same period in 2022. This increase was primarily the result of the growth of our unique subscriptions, which contributed approximately $25.9 million, or 67.3%, driven by retention of existing subscriptions and continued acquisition of new subscriptions across our commerce offerings, including subscriptions for our scheduling and hospitality services. Additionally, price increases across our commerce subscription plans contributed approximately $4.5 million, or 11.7%.
Cost of revenue and gross profit

	Years Ended December 31,		Change
($ in thousands, except percentages)	2023	2022	Amount	%
Cost of revenue	$207,520	$152,655	$54,865	35.9%
Gross profit	$804,816	$714,317	$90,499	12.7%
Percentage of total revenue:
Cost of revenue	20.5%	17.6%
Gross profit	79.5%	82.4%
Cost of revenue
Cost of revenue increased $54.9 million, or 35.9%, for the year ended December 31, 2023 compared to the same period in 2022. The increase was primarily due to increases in domain name registration fees of $35.3 million, primarily attributed to domain subscriptions associated with the Google Domains Asset Acquisition, as well as payroll and associated benefit expenses for customer support of $8.9 million. Additionally, this increase was partially due to increases in payment processing fees of $6.7 million and web hosting costs of $3.4 million, as a result of our growing subscription base.
Gross profit
Gross profit increased $90.5 million, or 12.7%, for the year ended December 31, 2023 compared to the same period in 2022, primarily due to the growth of our unique subscriptions, partially offset by increases in domain name registration fees primarily attributed to domain subscriptions associated with the Google Domains Asset Acquisition. As a result, gross profit as a percentage of revenue was 79.5% for the year ended December 31, 2023 compared to 82.4% for the same period in 2022.
Operating expenses:
Research and product development

	Years Ended December 31,		Change
($ in thousands, except percentages)	2023	2022	Amount	%
Research and product development	$242,188	$227,297	$14,891	6.6%
Percentage of total revenue	23.9%	26.2%
Research and product development expenses increased $14.9 million, or 6.6%, for the year ended December 31, 2023 compared to the same period in 2022. The increase was primarily due to payroll and associated benefit expenses of $24.3 million, partially offset by capitalized internally developed software costs of $10.4 million in support of our product development.
Marketing and sales

	Years Ended December 31,		Change
($ in thousands, except percentages)	2023	2022	Amount	%
Marketing and sales	$349,574	$322,051	$27,523	8.5%
Percentage of total revenue	34.5%	37.1%
Marketing and sales expenses increased $27.5 million, or 8.5%, for the year ended December 31, 2023 compared to the same period in 2022, primarily due to increased amortization expense of $13.4 million primarily associated with finite-lived intangible assets acquired as part of the Google Domains Asset Acquisition and advertising expenses of $10.0 million, mainly related to increased direct response channels, partially offset by decreased brand advertising. Additionally, this increase was partially due to increased payroll and associated benefit expenses of $4.3 million.
General and administrative

	Years Ended December 31,		Change
($ in thousands, except percentages)	2023	2022	Amount	%
General and administrative	$129,326	$151,620	$(22,294)	(14.7)%
Percentage of total revenue	12.8%	17.5%
General and administrative expenses decreased $22.3 million, or 14.7%, for the year ended December 31, 2023 compared to the same period in 2022, primarily due to decreased stock-based compensation expenses of $11.6 million, mainly related to the market-performance grant issued to our Chief Executive Officer, as well as a decrease in indirect tax expense of $7.8 million.

Impairment charge

	Years Ended December 31,		Change
($ in thousands, except percentages)	2023	2022	Amount	%
Impairment charge	$—	$225,163	$(225,163)	(100.0)%
Percentage of total revenue	—%	26.0%
We incurred an impairment charge of $225.2 million for the year ended December 31, 2022 which represents a non-cash goodwill impairment charge primarily due to market values deteriorating subsequent to the Tock acquisition as well as the result of a change in product strategy during the fourth quarter of 2022 as the result of the departure of certain members of management. See “Item 8. Financial Statements and Supplementary Data, Note 9. Goodwill and Intangible Assets, Net” for further information on the impairment charge.
Interest expense

	Years Ended December 31,		Change
($ in thousands, except percentages)	2023	2022	Amount	%
Interest expense	$(36,768)	$(18,207)	$(18,561)	101.9%
Percentage of total revenue	(3.6)%	(2.1)%
Interest expense increased $18.6 million, or 101.9%, for the year ended December 31, 2023 compared to the same period in 2022, primarily due to higher interest rates, driven by increased benchmark rates on our total debt outstanding, as well as additional term loan commitments received during the year ended December 31, 2023.
Other income, net

	Years Ended December 31,		Change
($ in thousands, except percentages)	2023	2022	Amount	%
Other income, net	$3,362	$5,030	$(1,668)	(33.2)%
Percentage of total revenue	0.3%	0.6%
Other income, net was $3.4 million for the year ended December 31, 2023 compared to $5.0 million for the same period in 2022. The decrease is primarily due to decreased unrealized and realized gains of $7.3 million due to unfavorable foreign exchange rates, partially offset by increased interest income of $5.8 million due to increased cash equivalents balances as well as higher interest rates during the year ended December 31, 2023 compared to the same period in 2022.
Provision for income taxes

	Years Ended December 31,		Change
($ in thousands, except percentages)	2023	2022	Amount	%
Income/(loss) before provision for income taxes	$50,322	$(224,991)	$275,313	(122.4)%
Provision for income taxes	$(57,403)	$(27,230)	$(30,173)	110.8%
Effective tax rate	(114.1)%	12.1%	(126.2)%
The provision for income taxes increased for the year ended December 31, 2023 compared to the same period in 2022, primarily driven by an increase in profitability as compared to a loss for the year ended December 31, 2022. In addition, the utilization of available tax attributes, including net operating loss and research and development tax credits, decreased for the year ended December 31, 2023 as compared to the same period in 2022.

Comparison of the Years Ended December 31, 2022 and 2021
Revenue

	Years Ended December 31,		Change
($ in thousands, except percentages)	2022	2021	Amount	%
Presence	$597,300	$554,523	$42,777	7.7%
Commerce	269,672	229,515	$40,157	17.5%
Total revenue	$866,972	$784,038	$82,934	10.6%
Percentage of total revenue:
Presence	68.9%	70.7%
Commerce	31.1%	29.3%
Total revenue	100.0%	100.0%
Presence revenue
Presence revenue increased $42.8 million, or 7.7%, for the year ended December 31, 2022 compared to the same period in 2021. This increase was primarily the result of the growth of our unique subscriptions, which contributed $60.3 million, or 141.3%, driven by retention of existing subscriptions and continued acquisition of new subscriptions across our presence offerings. Additionally, price increases across our website subscription plans contributed $5.9 million, or 13.9%, to the year-over-year presence revenue growth. These increases were partially offset by the unfavorable effect of foreign currency translation adjustments of $23.4 million, or 54.7%.
Commerce revenue
Commerce revenue increased $40.2 million, or 17.5%, for the year ended December 31, 2022 compared to the same period in 2021. This increase was primarily the result of the growth of our unique subscriptions, which contributed approximately $32.8 million, or 81.6%, driven by retention of existing subscriptions and continued acquisition of new subscriptions across our commerce offerings, including subscriptions for our scheduling and hospitality services.
Cost of revenue and gross profit

	Years Ended December 31,		Change
($ in thousands, except percentages)	2022	2021	Amount	%
Cost of revenue	$152,655	$126,631	$26,024	20.6%
Gross profit	$714,317	$657,407	$56,910	8.7%
Percentage of total revenue:
Cost of revenue	17.6%	16.2%
Gross profit	82.4%	83.8%
Cost of revenue
Cost of revenue increased $26.0 million, or 20.6%, for the year ended December 31, 2022 compared to the same period in 2021. The increase was primarily due to increased payment processing fees of $9.0 million, hosting costs of $4.9 million and domain name registration fees of $2.7 million associated with our growing subscription base as well as payroll and associated benefit expenses of $8.7 million for customer support.
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
Research and product development expenses increased $36.9 million, or 19.4%, for the year ended December 31, 2022 compared to the same period in 2021. The increase was primarily due to payroll and associated benefit expenses of $37.0 million related to increased headcount, partially offset by capitalized internally developed software costs of $4.5 million, in support of our product development roadmap, and the addition of hospitality services.
Marketing and sales

	Years Ended December 31,		Change
($ in thousands, except percentages)	2022	2021	Amount	%
Marketing and sales	$322,051	$339,965	$(17,914)	(5.3)%
Percentage of total revenue	37.1%	43.4%
Marketing and sales expenses decreased $17.9 million, or 5.3%, for the year ended December 31, 2022 compared to the same period in 2021, primarily due to decreased advertising expenses of $33.0 million mainly related to decreased brand spend channels, partially offset by increased direct response channels. Additionally, this decrease was partially offset by increased payroll and associated benefit expenses of $13.4 million related to increased headcount in support of our expanded marketing operations including hospitality services.
General and administrative

	Years Ended December 31,		Change
($ in thousands, except percentages)	2022	2021	Amount	%
General and administrative	$151,620	$367,945	$(216,325)	(58.8)%
Percentage of total revenue	17.5%	46.9%
General and administrative expenses decreased $216.3 million, or 58.8%, for the year ended December 31, 2022 compared to the same period in 2021, primarily due to one-time expenses related to our Direct Listing in May 2021, which included a $229.3 million expense for stock-based compensation associated with the vesting conditions of a grant to our Chief Executive Officer of shares of Class B common stock upon consummation of the listing and professional fees of $25.3 million, partially offset by increased payroll and benefits expense of $22.0 million, indirect tax expense of $8.9 million, software costs related to business operations of $2.7 million and rent expense as a result of impairments of certain right-of-use assets of $2.1 million.
Impairment charge

	Years Ended December 31,		Change
($ in thousands, except percentages)	2022	2021	Amount	%
Impairment charge	$225,163	$—	$225,163	100.0%
Percentage of total revenue	26.0%	—%
We incurred an impairment charge of $225.2 million for the year ended December 31, 2022 which represents a non-cash goodwill impairment charge primarily due to market values deteriorating subsequent to the Tock acquisition as well as the result of a change in product strategy during the fourth quarter of 2022 as the result of the departure of certain members of management. See “Item 8. Financial Statements and Supplementary Data, Note 9. Goodwill and Intangible Assets, Net” for further information on the impairment charge.

Interest expense

	Years Ended December 31,		Change
($ in thousands, except percentages)	2022	2021	Amount	%
Interest expense	$(18,207)	$(11,081)	$(7,126)	64.3%
Percentage of total revenue	(2.1)%	(1.4)%
Interest expense increased $7.1 million, or 64.3%, for the year ended December 31, 2022 compared to the same period in 2021, due to higher interest rates, driven by increased LIBOR rates on our total debt outstanding related to our amended credit agreement.
Other income, net

	Years Ended December 31,		Change
($ in thousands, except percentages)	2022	2021	Amount	%
Other income, net	$5,030	$6,631	$(1,601)	(24.1)%
Percentage of total revenue	0.6%	0.8%
Other income, net was $5.0 million for the year ended December 31, 2022 compared to $6.6 million for the same period in 2021. The decrease was primarily due to decreased unrealized and realized gains of $3.1 million due to unfavorable foreign exchange rates, partially offset by increased interest earned on cash and cash equivalents of $1.1 million due to higher interest rates for the year ended December 31, 2022 compared to the same period in 2021.
Provision for income taxes

	Years Ended December 31,		Change
($ in thousands, except percentages)	2022	2021	Amount	%
Loss before provision for income taxes	$(224,991)	$(245,324)	$20,333	(8.3)%
Provision for income taxes	$(27,230)	$(3,825)	$(23,405)
Effective tax rate	12.1%	1.6%	10.5%
The provision for income taxes increased for the year ended December 31, 2022 compared to the same period in 2021, primarily driven by capitalization and amortization of research and development expenditures and an increase in GILTI.
Quarterly Results of Operations
The following tables set forth selected unaudited quarterly statements of operations data for each of the eight fiscal quarters ended December 31, 2023, as well as the percentage of revenues that each line item represents for each quarter. The information for each of these quarters has been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") on the same basis as our audited historical consolidated financial information and includes, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the results of operations for these periods. This data should be read in conjunction with our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. These quarterly results are not necessarily indicative of our results of operations to be expected for any future period.

		Three Months Ended (Unaudited)
($ in thousands)	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
Revenue	$270,718	$257,061	$247,529	$237,028	$228,812	$217,696	$212,702	$207,762
Cost of revenue(1)	69,650	51,753	43,167	42,950	40,106	38,907	36,993	36,649
Gross profit	201,068	205,308	204,362	194,078	188,706	178,789	175,709	171,113
Operating expenses:
Research and product development(1)	61,715	60,491	61,412	58,570	56,828	54,312	58,829	57,328
Marketing and sales(1)	91,513	81,016	75,373	101,672	66,154	74,248	68,743	112,906
General and administrative(1)	29,922	36,155	30,909	32,340	37,942	38,507	39,190	35,981
Impairment charge	—	—	—	—	225,163	—	—	—
Total operating expenses	183,150	177,662	167,694	192,582	386,087	167,067	166,762	206,215
Operating income/(loss)	17,918	27,646	36,668	1,496	(197,381)	11,722	8,947	(35,102)
Interest expense	(10,718)	(9,321)	(8,635)	(8,094)	(7,230)	(5,209)	(3,319)	(2,449)
Other (loss)/income, net	(4,163)	6,327	2,038	(840)	(9,567)	6,869	6,217	1,511
Income/(loss) before benefit from/(provision for) income taxes	3,037	24,652	30,071	(7,438)	(214,178)	13,382	11,845	(36,040)
Benefit from/(provision for) income taxes	2,219	(41,151)	(26,411)	7,940	(19,784)	(3,277)	52,651	(56,820)
Net income/(loss)	$5,256	$(16,499)	$3,660	$502	$(233,962)	$10,105	$64,496	$(92,860)

Net income/(loss) per share attributable to Class A, Class B, and Class C common stockholders, basic	$0.04	$(0.12)	$0.03	$0.00	$(1.72)	$0.07	$0.46	$(0.67)
Net income/(loss) per share attributable to Class A, Class B, and Class C common stockholders, dilutive	$0.04	$(0.12)	$0.03	$0.00	$(1.72)	$0.07	$0.45	$(0.67)
Weighted-average shares used in computing net income/(loss) per share attributable to Class A, Class B, and Class C common stockholders, basic	136,153,002	135,736,599	135,302,409	134,917,610	136,340,283	137,832,634	140,082,038	139,423,228
Weighted-average shares used in computing net income/(loss) per share attributable to Class A, Class B, and Class C common stockholders, dilutive	139,387,350	135,736,599	138,771,613	137,182,268	136,340,283	139,667,719	142,133,303	139,423,228
__________________
(1)Includes stock-based compensation as follows:

		Three Months Ended (Unaudited)
($ in thousands)	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
Cost of revenue	$1,451	$1,484	$1,549	$1,052	$944	$1,000	$846	$624
Research and product development	13,868	14,601	15,650	10,687	11,099	9,462	11,508	10,168
Marketing and sales	2,921	3,019	3,045	1,871	2,450	2,252	2,395	1,599
General and administrative	9,587	9,213	9,235	8,516	12,989	11,380	12,111	11,706
Total stock-based compensation	$27,827	$28,317	$29,479	$22,126	$27,482	$24,094	$26,860	$24,097

The following table sets forth our consolidated statements of operations information as a percentage of total revenue for the three month periods indicated below:

		Three Months Ended (Unaudited)
	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
Revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenue(1)	25.7%	20.1%	17.4%	18.1%	17.5%	17.9%	17.4%	17.6%
Gross profit	74.3%	79.9%	82.6%	81.9%	82.5%	82.1%	82.6%	82.4%
Operating expenses:
Research and product development(1)	22.8%	23.5%	24.8%	24.7%	24.8%	24.9%	27.7%	27.6%
Marketing and sales(1)	33.8%	31.5%	30.5%	42.9%	28.9%	34.1%	32.3%	54.3%
General and administrative(1)	11.1%	14.1%	12.5%	13.6%	16.6%	17.7%	18.4%	17.3%
Impairment charge	—%	—%	—%	—%	98.4%	—%	—%	—%
Total operating expenses	67.7%	69.1%	67.8%	81.2%	168.7%	76.7%	78.4%	99.2%
Operating income/(loss)	6.6%	10.8%	14.8%	0.7%	(86.2)%	5.4%	4.2%	(16.8)%
Interest expense	(4.0)%	(3.6)%	(3.5)%	(3.4)%	(3.2)%	(2.4)%	(1.6)%	(1.2)%
Other (loss)/income, net	(1.5)%	2.5%	0.8%	(0.4)%	(4.2)%	3.2%	2.9%	0.7%
Income/(loss) before benefit from/(provision for) income taxes	1.1%	9.7%	12.1%	(3.1)%	(93.6)%	6.2%	5.5%	(17.3)%
Benefit from/(provision for) income taxes	0.8%	(16.0)%	(10.7)%	3.3%	(8.6)%	(1.5)%	24.8%	(27.3)%
Net income/(loss)	1.9%	(6.3)%	1.4%	0.2%	(102.2)%	4.7%	30.3%	(44.6)%
Quarterly Trends
Our business is impacted by seasonal fluctuations. We typically register a greater number of new unique subscriptions during the first quarter of a year. We believe this is related to, among other things, our customers’ buying habits and our increased marketing and sales spend in the first quarter of most years. In the future, seasonal trends may cause fluctuations in our quarterly results, which may impact the predictability of our business and results of operations.
Liquidity and Capital Resources
To date, we have primarily financed our operations through cash flows from operations.
As of December 31, 2023, we had cash and cash equivalents of $257.7 million and $17.7 million of available borrowing capacity under our Revolving Credit Facility, as defined below. Our principal commitments consist of payments for our Credit Facility, operating leases and purchase commitments related to cloud-computing services. See “Item 8. Financial Statements and Supplementary Data, Note 11. Debt” for further information on our Credit Facility.
On January 1, 2022, a provision of the Tax Cuts and Jobs Act of 2017 went into effect which eliminates the option to deduct research and development costs in the year incurred and instead requires taxpayers to amortize such costs over 5 years and 15 years for domestic and foreign costs, respectively. While we paid significantly higher cash tax payments during 2023, the adverse cash flow impact will diminish in future years as our capitalized research and development expenditures continue to amortize. In addition, during the year ended December 31, 2023, we received $8.7 million in federal tax refund claims of which $4.0 million related to a research and development tax credit carryback to 2018 and $4.7 million related to a 2020 tax overpayment. As of December 31, 2023, we had accrued $11.7 million of unrecognized tax benefits related to uncertain tax positions. At this time, we are unable to reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease over time.
On May 10, 2022, the board of directors authorized a general share repurchase program of the Company’s Class A common stock of up to $200.0 million, with no fixed expiration (the "Stock Repurchase Plan"). During the year ended December 31, 2023, the Company repurchased 1.3 million shares and paid cash of $26.0 million, through open market purchases at a weighted-average price per share of $22.17. As of December 31, 2023, approximately $53.8 million remained available for stock repurchase.
We believe our existing cash and cash equivalents will be sufficient to meet our operating working capital and capital expenditure requirements over the next 12 months. Our future financing requirements will depend on many factors, including our growth rate, subscription renewal activity, the timing and extent of spending to support development of our platform and products, the expansion of marketing and sales activities and any future investments or acquisitions we may make. See “Item 1A. Risk Factors.”

The following table summarizes our operating, investing and financing activities for the years ended December 31, 2023, 2022 and 2021:

	Years Ended December 31,
($ in thousands)	2023	2022	2021
Net cash provided by/(used in):
Operating activities	$231,117	$164,219	$123,157
Investing activities	$(161,879)	$(12,031)	$(207,730)
Financing activities	$(8,187)	$(152,836)	$260,713
Net cash provided by operating activities
Net cash provided by operating activities during the year ended December 31, 2023 was $231.1 million, which reflected our net loss of $7.1 million, offset by certain non-cash items primarily consisting of a $107.7 million of stock-based compensation and $43.9 million of depreciation and amortization, partially offset by $2.3 million of non-cash lease income.
Cash provided by operating activities during the year ended December 31, 2023 included $61.4 million in deferred revenue, primarily reflective of our growth in unique subscriptions as well as price increases across several of our subscription plans, $33.5 million of accounts payable and accrued liabilities, primarily related to the timing of payments, including payments for product-related expenses, $5.2 million in other operating assets and liabilities, and $3.8 million in funds payable to customers, primarily related to increased reservations on our hospitality platform. Cash provided by operating activities was partially offset by $15.7 million in accounts receivables and due from vendors, primarily related to cash in-transit, and $0.5 million in prepaid expenses and other current assets, primarily related to increased prepaid domain name registration fees, partially offset by decreased prepaid income taxes.
Net cash provided by operating activities during the year ended December 31, 2022 was $164.2 million, which reflected our net loss of $252.2 million, offset by certain non-cash items primarily consisting of $225.2 million impairment charge, $102.5 million of stock-based compensation, $31.6 million of depreciation and amortization and $2.2 million of non-cash lease expense.
Cash provided by operating activities during the year ended December 31, 2022 included $39.5 million in deferred revenue, primarily reflective of our growth in unique subscriptions as well as price increases across several of our subscription plans, $9.1 million in other operating assets and liabilities, primarily related to increased income tax liabilities, partially offset by increased cloud software implementation fees, $8.7 million in funds payable to customers, primarily related to increased reservations on our hospitality platform, and $3.7 million in prepaid expenses and other current assets, primarily related to decreased prepaid marketing expenses, partially offset by increased prepaid referral fees. Cash provided by operating activities was partially offset by $5.5 million of accounts receivable and due from vendors, primarily related to the timing of payments received, and $2.2 million of accounts payable and accrued liabilities, primarily related to the timing of payments.
Net cash provided by operating activities during the year ended December 31, 2021 was $123.2 million, which reflected our net loss of $249.1 million, offset by certain non-cash items primarily consisting of $307.9 million of stock-based compensation, $32.7 million of depreciation and amortization and $3.2 million of deferred tax expense.
Cash provided by operating activities during the year ended December 31, 2021 included $29.4 million of deferred revenue, primarily reflective of our growth in unique subscriptions, $14.5 million in accounts payable and accrued liabilities, primarily related to the timing of payments, $10.7 million in funds payable to customers, primarily related to reservations on our hospitality platform, and $8.4 million of deferred rent and lease incentives, primarily related to increased tenant improvement allowances. Cash provided by operating activities was partially offset by $35.4 million in prepaid expenses and other current assets, primarily related to increased marketing expenses.
Net cash used in investing activities
Net cash used in investing activities during the year ended December 31, 2023 was $161.9 million, which reflected $176.7 million used for the Google Domains Asset Acquisition, $17.0 million used in connection with the purchase of property and equipment, including $13.0 million of capitalized software development costs in support of our product development, and $7.8 million used to purchase marketable securities. Cash used in investing activities was offset by $39.7 million in proceeds from the sale and maturities of marketable securities.
Net cash used in investing activities during the year ended December 31, 2022 was $12.0 million, which reflected $27.7 million used to purchase marketable securities, $11.5 million used in connection with the purchase of property and equipment, including $3.9 million of capitalized software development costs in support of our product development. Cash used in investing activities was offset by $27.2 million in proceeds from the sale and maturities of marketable securities.
Net cash used in investing activities during the year ended December 31, 2021 was $207.7 million, which reflected $202.2 million, net of acquired cash, used to pay for the acquisition of Tock, $28.7 million used to purchase marketable securities, and $11.0 million used in connection with the purchase of property and equipment, including $2.8 million of capitalized software development costs in support of our product development. Cash used in investing activities was offset by $34.2 million in proceeds from the sale and maturities of marketable securities.
Net cash (used in)/provided by financing activities
Net cash used in financing activities during the year ended December 31, 2023 was $8.2 million, which reflected $44.9 million in principal term loan payments, $36.4 million in payments for taxes related to net share settlement of equity awards, $26.0 million in payments for repurchase and retirement of Class A common stock and $0.6 million in payments of debt issuance costs related to additional term loan borrowings used for the Google Domains Asset Acquisition. Cash used in financing activities was partially offset by $99.4 million in cash received from additional term loan borrowings used for the Google Domains Asset Acquisition.
Net cash used in financing activities during the year ended December 31, 2022 was $152.8 million, which primarily reflected $120.2 million in payments for repurchase and retirement of Class A common stock, $21.3 million in payments for taxes related to net share settlement of equity awards and $13.6 million in principal term loan payments. Cash used in financing activities was offset by $2.2 million of proceeds from exercise of stock options.
Net cash provided by financing activities during the year ended December 31, 2021 was $260.7 million, which primarily reflected $304.4 million in proceeds from the issuance of 4,452,023 shares of Class C common stock, net of issuance costs, and $4.8 million of proceeds from exercise of stock options. Cash provided by financing activities was partially offset by $34.5 million in payments for taxes related to net share settlement of equity awards and $13.6 million in principal term loan payments.
Indebtedness
On December 12, 2019, we entered into a credit agreement with various financial institutions that provided for a $350.0 million term loan (the “2019 Term Loan”) and a $25.0 million revolving credit facility (“Revolving Credit Facility”), which included a $15.0 million letter of credit sub-facility. On December 11, 2020, we amended the credit agreement (as amended, the “2020 Credit Agreement”) to increase the size of the 2019 Term Loan to $550.0 million (as amended, the “2020 Term Loan”) and extend the maturity date for the 2019 Term Loan and the Revolving Credit Facility to December 11, 2025. On June 15, 2023, we amended the 2020 Credit Agreement (as amended, the “Credit Agreement”) to increase the total size of the 2020 Term Loan to $650.0 million (the “Term Loan”) upon the closing of the Google Domains Asset Acquisition and, effective June 30, 2023, replaced LIBOR as the benchmark rate with SOFR.
The borrowings under the 2019 Term Loan were used to provide for the repurchase, and subsequent retirement, of outstanding capital stock. The borrowings under the 2020 Term Loan were used to provide for a dividend on all outstanding capital stock. The additional borrowings of $100.0 million under the Term Loan were used to partially fund the Google Domains Asset Acquisition, together with cash on hand. See “Item 8. Financial Statements and Supplementary Data, Note 4. Acquisitions" for further information.
Borrowings under the 2020 Credit Agreement were subject to an interest rate equal to, at our option, LIBOR or the bank's alternative base rate (the "ABR"), in either case, plus an applicable margin prior to June 30, 2023. Effective June 30, 2023, under the Credit Agreement, LIBOR as the benchmark rate was replaced with SOFR. The ABR is the greater of the prime rate, the federal funds effective rate plus the applicable margin or the SOFR quoted rate plus the applicable margin. The applicable margin is based on an indebtedness to consolidated EBITDA ratio as prescribed under the Credit Agreement and ranges from 1.25% to 2.25% on applicable SOFR loans and 0.25% to 1.25% on ABR loans. In addition, the Revolving Credit Facility is subject to an unused commitment fee, payable quarterly, of 0.20% to 0.25% of the unutilized commitments (subject to reduction in certain circumstances). Consolidated EBITDA is defined in the Credit Agreement and is not comparable to our definition of adjusted EBITDA used elsewhere in the Annual Report on Form 10-K since the Credit Agreement allows for additional adjustments to net loss including the exclusion of transaction costs, changes in deferred revenue and other costs that may be considered non-recurring. Further, consolidated EBITDA, as defined in the Credit Agreement, may be different from similarly titled EBITDA financial measures used by other companies. The definition of consolidated EBITDA is contained in Section 1.1 of the Credit Agreement.
As of December 31, 2023, $571.4 million was outstanding under the Term Loan. The Term Loan requires scheduled quarterly principal payments beginning March 31, 2021 in aggregate annual amounts equal to 2.50% for 2021 and 2022,

7.50% for 2023 and 2024 and 10.0% for 2025, in each case, on the Term Loan principal amount, with the balance due at maturity. In addition, the Credit Agreement includes certain customary prepayment requirements for the Term Loan, which are triggered by events such as asset sales, incurrence of indebtedness and sale leasebacks.
As of December 31, 2023, $7.3 million was outstanding under the Revolving Credit Facility in the form of outstanding letters of credit and $17.7 million remained available for borrowing by us. The outstanding letters of credit relate to security deposits for certain of our leased locations.
The Credit Agreement contains certain customary affirmative covenants and events of default. The negative covenants in the Credit Agreement include, among others, limitations on our ability (subject to negotiated exceptions) to incur additional indebtedness or issue additional preferred stock, incur liens on assets, enter into agreements related to mergers and acquisitions, dispose of assets or pay dividends and distributions. The Credit Agreement contains certain negative covenants for an indebtedness to consolidated EBITDA ratio, as defined by the Credit Agreement, and commencing with December 31, 2020 and all fiscal quarters thereafter through maturity. For the fiscal quarter ended December 31, 2023, and each fiscal quarter thereafter, the Company is required to maintain an indebtedness to consolidated EBITDA ratio of not more than 3.75 (the “Financial Covenant”), subject to customary equity cure rights. The Financial Covenant is subject to a 0.50 step-up in the event of a material permitted acquisition, which we can elect to implement up to two times during the life of the facility. As of December 31, 2023, we have not elected to implement this step-up as a result of any of our acquisitions. If we are not in compliance with the covenants under the Credit Agreement or we otherwise experience an event of default, the lenders would be entitled to take various actions, including acceleration of amounts due under the Credit Agreement. As of December 31, 2023, 2022 and 2021, we were in compliance with all applicable covenants, including the Financial Covenant.
The obligations under the Credit Agreement are guaranteed by our wholly-owned domestic subsidiaries and are secured by substantially all of the assets of the guarantors, subject to certain exceptions.
Total interest expense related to our indebtedness was $36.8 million, $18.2 million and $11.1 million for the years ended December 31, 2023, 2022 and 2021, respectively.
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

	Years Ended December 31,
	2023	2022	2021
Unique subscriptions (in thousands)	4,631	4,204	4,086
Total bookings (in thousands)	$1,075,096	$906,056	$813,060
ARRR (in thousands)	$1,105,743	$931,708	$835,194
ARPUS	$228.02	$209.16	$202.54
Adjusted EBITDA (in thousands)	$235,404	$147,499	$125,088
Unlevered free cash flow (in thousands)	$241,013	$165,550	$122,387
GMV (in thousands)	$6,211,823	$6,058,832	$5,781,681
Unique subscriptions.   Unique subscriptions represent the number of unique sites, standalone scheduling subscriptions, Unfold (social) subscriptions and hospitality subscriptions, as of the end of a period. A unique site represents a single subscription and/or group of related subscriptions, including a website subscription and/or a domain subscription, and other subscriptions related to a single website or domain. Every unique site contains at least one domain subscription or one website subscription. For instance, an active website subscription, a custom domain subscription and a Google Workspace subscription that represent services for a single website would count as one unique site, as all of these subscriptions work together and are in service of a single entity’s online presence. Unique subscriptions do not account for one-time purchases in Unfold or hospitality services or for the Acquired Domain Assets. The total number of unique subscriptions is a key indicator of the scale of our business and is a critical factor in our ability to increase our revenue base.

Unique subscriptions increased 0.4 million, or 10.2%, and 0.1 million, or 2.9%, as of December 31, 2023 and 2022 compared to the same period in 2022 and 2021, respectively, primarily a result of stable retention of existing subscriptions and the continued acquisition of new subscriptions.
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
Total bookings increased $169.0 million, or 18.7%, for the year ended December 31, 2023 compared to the same period in 2022 primarily as a result of the increase in our unique subscriptions, price increases across several of our website plans, as well as the impact of the Acquired Domain Assets. Total bookings increased $93.0 million, or 11.4%, for the year ended December 31, 2022 compared to the same period in 2021 primarily a result of an increase in our unique subscriptions, price increases across several of our website plans, as well as the growth of our hospitality services.
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
ARRR increased $174.0 million, or 18.7%, as of December 31, 2023 compared to the same period in 2022 primarily a result of the increase in our unique subscriptions, the impact of the Acquired Domain Assets, and price increases across several of our subscription plans. ARRR increased $96.5 million, or 11.6%, as of December 31, 2022 compared to the same period in 2021 primarily a result of an increase in our unique subscriptions and an increase in our hospitality services.
Average revenue per unique subscription (“ARPUS”).   We calculate ARPUS as the total revenue during the preceding 12-month period divided by the average of the number of total unique subscriptions at the beginning and end of the period. ARPUS does not account for the Acquired Domain Assets or the revenue from the Acquired Domain Assets. We believe ARPUS is a useful metric in evaluating our ability to sell higher-value plans and add-on subscriptions.
ARPUS increased $18.86, or 9.0%, as of December 31, 2023 compared to the same period in 2022 primarily as the result of the increase in revenue associated with our increase in unique subscriptions and price increases across several of our subscription plans. ARPUS increased $6.62, or 3.3%, as of December 31, 2022 compared to the same period in 2021 primarily as the result of increased prices across several of our subscription plans, an increased mix of higher tiered plans across our website subscriptions, the continued growth of our commerce offerings and attached products, as well as the addition and subsequent growth of our hospitality services.
Adjusted EBITDA.   Adjusted EBITDA is a supplemental performance measure that our management uses to assess our operating performance. We calculate adjusted EBITDA as net loss excluding interest expense, other income, net, provision for income taxes, depreciation and amortization, stock-based compensation expense and other items that we do not consider indicative of our ongoing operating performance. The following is a reconciliation of adjusted EBITDA to the most comparable GAAP measure, net loss:

	Years Ended December 31,
($ in thousands)	2023	2022	2021
Net loss	$(7,081)	$(252,221)	$(249,149)
Interest expense	36,768	18,207	11,081
Provision for income taxes	57,403	27,230	3,825
Depreciation and amortization	43,927	31,617	32,720
Stock-based compensation expense	107,749	102,533	307,924
Other income, net	(3,362)	(5,030)	(6,631)
Impairment charge	—	225,163	—
Direct listing costs	—	—	25,318
Adjusted EBITDA	$235,404	$147,499	$125,088
Adjusted EBITDA increased $87.9 million, or 59.6%, for the year ended December 31, 2023 compared to the same period in 2022 primarily due to the increase in revenue, partially offset by increases in domain name registration fees and cash-based payroll and associated benefits. Adjusted EBITDA increased $22.4 million, or 17.9%, for the year ended December 31, 2022 compared to the same period in 2021. The increase is primarily due to the increase in revenue and a reduction in marketing and sales spend, partially offset by an increase in cash-based payroll and associated benefits related to increases in headcount in research and product development and the addition of hospitality services.
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

	Years Ended December 31,
($ in thousands)	2023	2022	2021
Cash flows from operating activities	$231,117	$164,219	$123,157
Cash paid for capital expenditures	(16,998)	(11,543)	(11,021)
Free cash flow	$214,119	$152,676	$112,136
Cash paid for interest, net of the associated tax benefit	26,894	12,874	10,251
Unlevered free cash flow	$241,013	$165,550	$122,387
Unlevered free cash flow increased $75.5 million, or 45.6%, for the year ended December 31, 2023 compared to the same period in 2022 primarily driven by the increase in bookings, which was partially offset by increases in cash-based payroll and associated benefits, prepaid domain name registration fees, as well as the timing of other payments. Unlevered free cash flow increased $43.2 million, or 35.3%, for the year ended December 31, 2022 compared to the same period in 2021 primarily driven by a reduction in spend related to costs associated with the Direct Listing and advertising costs, partially offset by increased spend in research and development in support of our product development roadmap.
Gross Merchandise Value.   GMV represents the value of physical goods, content and time sold, including hospitality services, net of refunds, on our platform over a given period of time.
GMV processed on our platform increased $0.2 billion, or 2.5%, for the year ended December 31, 2023 compared to the same period in 2022 primarily due to GMV related to our scheduling product as well as our hospitality services. GMV processed on our platform increased $0.3 billion, or 4.8%, for the year ended December 31, 2022 compared to the same period in 2021 primarily due to certain hospitality services as well as our scheduling product.
Critical Accounting Policies and Estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements. Management’s estimates are based on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances. Actual results could differ from those estimates. See “Item 8. Financial Statements and Supplemental Data, Note 2. Summary of Significant Accounting Policies,” as it describes the significant accounting policies and methods used in the preparation of our consolidated financial statements. The accounting policies and estimates below have been identified by our management as those that are most critical to our consolidated financial statements as they require management to make significant judgments and estimates about inherently uncertain matters.
Revenue recognition
We primarily derive revenue from annual and monthly subscriptions. Revenue is also derived from non-subscription services including fixed percentages or fixed-fees earned on revenue share arrangements with third-parties and on sales made through our customers’ websites.
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
Revenue associated with non-subscription offerings is primarily recognized at a point in time. Included in non-subscription revenue are revenue share arrangements with payment processors and third-party business applications (together “Commerce Partners”). Consideration received from Commerce Partners is recognized at a point in time as we are acting as an agent and facilitating the sale of products between our customers and third-parties. We also earn transaction fee revenue based on a fixed-fee for GMV processed on our business plans and for certain hospitality offerings. In addition, non-subscription revenue includes processing fees earned in exchange for use of certain hospitality services as well as our native payment processing solution. These transaction and processing fee revenues are recognized at a point in time, when the sale has been completed.
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
Goodwill and intangible assets
Goodwill

Goodwill
Balance at December 31, 2021	$435,601
Impairment charge	(225,163)
Balance at December 31, 2022	$210,438
Balance at December 31, 2023	$210,438
Goodwill represents the excess of the purchase price over the estimated fair value of net tangible and identifiable intangible assets acquired in business combinations. The recognition of goodwill represents the strategic and synergistic benefits we expect to realize from acquisitions. During 2022, our goodwill balance was allocated between our two reporting units, Squarespace and Tock. We allocated goodwill generated directly from the acquisition of Tock which occurred in March 2021 to the Tock reporting unit. Goodwill allocated to the Squarespace reporting unit represented the goodwill from previous acquisitions that had been integrated into our operations. During the year ended December 31, 2023, the Company revised its operating segments to reflect changes to the manner in which the chief operating decision maker (“CODM”) assesses performance and makes resource allocations. As a result of these changes, as of December 31, 2023, the Company is operating as one operating segment with one reportable segment.
Our goodwill balance is tested for impairment at least annually during the fourth quarter for our identified reporting units. If events or indicators of impairment occur between annual impairment analysis, we perform an impairment analysis of goodwill as of that date. These events or circumstances could include a significant change in the economic environment, legal factors, operating performance indicators, competition or sale or disposition of a significant asset.
The process of evaluating the potential impairment of goodwill is subjective and requires significant judgment at many points during the analysis, including the identification of reporting units, identification and allocation of the assets and liabilities to reporting units and determination of fair value. In conducting the annual impairment test, we first review qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If factors indicate that the fair value of the reporting unit is less than its carrying amount, a quantitative assessment is performed and the fair value of the reporting unit is estimated using a combination of the income approach and the market valuation approach which uses publicly traded multiples in similar businesses. This analysis requires significant judgments and estimates, including estimation of future cash flows based on internally developed forecasts, long-term growth rates for the business and the determination of the weighted-average cost of capital adjusted for the reporting unit being tested. If the carrying value of the reporting unit continues to exceed its fair value, the implied fair value of the reporting unit’s goodwill is calculated and an impairment loss equal to the excess is recorded. Changes in judgment on these assumptions and estimates could result in goodwill impairment charges.
Fiscal year 2023 goodwill impairment test
During the fourth quarter of 2023, based on a qualitative impairment assessment, we determined that it was more likely than not that the fair value of our reporting unit was greater than its carrying amount. As a result, no further quantitative test of recoverability was required and no goodwill impairment charge was recorded during the year ended December 31, 2023.
Fiscal year 2022 goodwill impairment test
During the fourth quarter of 2022, we elected to bypass the optional qualitative test for impairment and proceeded to a quantitative test of the recoverability of our goodwill balance for each of our two reporting units, and as a result, recognized an impairment charge of $225.2 million for our Tock reporting unit for the year ended December 31, 2022. The charge was primarily due to market values deteriorating subsequent to the Tock acquisition as well as the result of a change in product strategy during the fourth quarter of 2022 as the result of the departure of certain members of management. The following were key assumptions used in determining the fair value of each of our reporting unit’s goodwill:

	Squarespace	Tock
Weighted average cost of capital	11%	16%
Terminal value	4.3x	3%
Revenue growth rates	10% to 11%	10% to 35%
After the impairment of $225.2 million for our Tock reporting unit, the fair value of the reporting unit approximated its carrying value. Our analysis did not indicate impairment of our Squarespace reporting unit and the fair value of the reporting unit was approximately 53 times its carrying value.
We believe that the assumptions and estimates utilized were appropriate based on the information that was available to management. Unfavorable changes in certain of these key assumptions may affect future testing results. For example, a 50-basis point change in the weighted average cost of capital for our Tock reporting unit would change our impairment by approximately $5.0 million. However, given the amount by which the fair value exceeds the carrying value of the Squarespace reporting unit, changes in assumptions would not have significantly impacted the results of our impairment test.
Intangible assets
Intangible assets with finite lives are amortized or depreciated over their estimated useful life on a straight-line basis. We monitor conditions related to these assets to determine whether the events and circumstances warrant a revision to the remaining amortization period. We test these assets for potential impairment whenever we conclude events or changes in circumstances (triggering event) indicate that the carrying amount may not be recoverable. The impairment test requires a comparison of the estimated undiscounted future cash flows expected to be generated over the useful life of an asset group to the carrying amount of the asset group. An asset group is generally established by identifying the lowest level of cash flows generated by a group of assets that are largely independent of the cash flows of other assets. If the carrying amount of an asset group exceeds the estimated undiscounted future cash flows, an impairment is measured as the difference between the fair value of the asset group and the carrying amount of the asset group. Determining whether a long-lived asset is impaired requires various estimates and assumptions, including whether a triggering event occurred, the identification of asset groups, estimates of future cash flows and the discount rate used to determine fair values.
Capitalized software costs
We capitalize certain costs in obtaining or developing software for internal use when (i) the preliminary project stage is completed, (ii) management has authorized further allocation of resources for the completion of the project and (iii) it is probable that the project will be completed and the software will be used to perform its intended function. These capitalized costs include personnel and related expenses for employees as well as costs of third-party contractors who are directly associated with and who devote time to internal-use software projects. These development stage costs exclude costs associated with training personnel and time spent on data conversion. Capitalization of these costs cease once the project is substantially complete and the software is ready for its intended function. Costs incurred for post-configuration training, maintenance and minor modifications are expensed as incurred. Costs incurred for significant upgrades and enhancements are capitalized. Capitalized software development costs are amortized using the straight-line method over an estimated useful life of three years. Capitalized software costs are tested for impairment when events or changes in circumstances occur that could impact the recoverability of the assets. Capitalized costs related to internally developed software are recorded as property and equipment, net in the consolidated balance sheets.
Stock-based compensation
Stock-based compensation cost for service-based and performance based awards, including restricted stock units, are measured at fair value on the grant date and recognized over the requisite service period, net of forfeitures. Forfeitures are recorded as they occur. The fair value of restricted stock units are estimated on the date of grant based on the fair value of our common stock. Compensation costs for performance-based awards are recognized when the achievement of a performance target becomes probable. Quarterly, we reassess the probability of each possible outcome and, if applicable, recognizes a cumulative adjustment for any changes to the previously determined expectation using the grant date fair value of the award.
Stock-based compensation costs for market-based awards are measured based on the fair value of the awards at the grant date. The Company determines the grant date fair value using equity valuation models, such as the Monte Carlo simulation, using assumptions and judgments made by management and third-party valuation specialists. The Company recognizes stock-based compensation expense for market-based awards using the accelerated attribution method over the longer of (i) the period of time the market condition is expected to be met (i.e., the derived service period) or (ii) the service vesting condition period.
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
Indirect Taxes
We are subject to indirect taxation laws in some, but not all, of the various U.S. states and foreign jurisdictions in which we conduct business. Therefore, we have an obligation to charge, collect and remit Value Added Tax (“VAT”) or Goods and Services Tax (“GST”) in connection with certain foreign sales transactions and sales and use tax in connection with eligible sales to subscribers in certain U.S. states. U.S. states and foreign jurisdictions have and continue to enact laws which expand tax collection and remittance obligations that could apply to a platform like ours. Given the scope of our operations, taxing authorities continue to provide regulations that increase the complexity and risks to comply with such laws and could result in substantial liabilities, prospectively as well as retrospectively.
We establish accruals for contingencies, including uncertainties related to taxes not based on income, when we believe it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Based on the information available, we continue to evaluate and assess the jurisdictions in which indirect tax nexus exists and believe that the indirect tax liabilities are adequate and reasonable. However, due to the complexity and uncertainty around the application of these rules by taxing authorities, results may vary materially from our expectations.
Recently Issued Accounting Standards
A discussion of recent accounting pronouncements is included in “Item 8. Financial Statements and Supplemental Data, Note 2. Summary of Significant Accounting Policies” to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Foreign currency exchange risk
While we generate the majority of our revenue in U.S. dollars, a portion of our revenue is denominated in Euros. For the years ended December 31, 2023, 2022 and 2021, 71.7%, 71.8% and 69.4% of our revenue was denominated in U.S. dollars, respectively. For the years ended December 31, 2023, 2022 and 2021, 28.3%, 28.2% and 30.6% of our revenue was denominated in Euros, respectively. As a result, changes in foreign currency exchange rates can have an impact on our results of operations. Transaction (losses)/gains for the years ended December 31, 2023, 2022 and 2021 were $(4.0) million, $3.3 million and $6.4 million, respectively, and are included in other income, net in the consolidated statements of operations. As we expand globally, we will be further exposed to fluctuations in currency exchange rates.
The assets and liabilities of our international subsidiaries are denominated in the local currencies of the countries in which they operate. Accordingly, assets and liabilities of our subsidiaries are translated into U.S. dollars at exchange rates in effect on the applicable balance sheet date. Income and expense items are translated at average exchange rates for the applicable period. Foreign currency translation adjustments are included in accumulated other comprehensive loss in the consolidated balance sheets.
We currently do not hedge foreign currency exposure. We may in the future hedge our foreign currency exposure and may use currency forward contracts, currency options or other common derivative financial instruments to reduce foreign currency risk. It is difficult to predict the effect that future hedging activities would have on our results of operations.
Interest rate sensitivity
We had cash equivalents totaling $194.2 million as of December 31, 2023. Our cash equivalents are held for working capital purposes. Any investments in marketable securities are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes. Our cash equivalents and any portfolio of marketable securities are subject to market risk due to changes in interest rates. Fixed rate securities may have their market value adversely affected due to a rise in interest rates. Our future investment income may fall short of our expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates.
Borrowings under the Credit Agreement were subject to an interest rate equal to, at our option, LIBOR or ABR, in either case, plus an applicable margin. Effective June 30, 2023, LIBOR as the benchmark rate was replaced with SOFR. Based on the outstanding balance of the Credit Agreement as of December 31, 2023, for every 100 basis point increase in SOFR or ABR, we would incur approximately $5.7 million of additional annual interest expense. We currently do not hedge interest rate exposure. We may in the future hedge our interest rate exposure and may use swaps, caps, collars, structured collars or other common derivative financial instruments to reduce interest rate risk. It is difficult to predict the effect that future hedging activities would have on our results of operations.
Credit risk
We maintain components of our cash and cash equivalents balance in various accounts, which from time to time exceed the federal depository insurance coverage limit. In addition, substantially all of our cash and cash equivalents are held by four financial institutions that we believe are of high credit quality. We have not experienced any losses on our deposits of cash and cash equivalents and accounts are monitored by our management team to mitigate risk. We are exposed to credit risk in the event of default by the financial institution holding our cash and cash equivalents or an event of default by the issuers of any corporate bonds and commercial paper we could potentially hold.

Item 8. Financial Statements and Supplementary Data
SQUARESPACE, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Reports of Independent Registered Public Accounting Firm (PCAOB ID: 42)	61
Consolidated Balance Sheets as of December 31, 2023 and 2022	64
Consolidated Statements of Operations for the Fiscal Years Ended December 31, 2023, 2022 and 2021	65
Consolidated Statements of Comprehensive Loss for the Fiscal Years Ended December 31, 2023, 2022 and 2021	66
Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Deficit for the Fiscal Years Ended December 31, 2023, 2022 and 2021	67
Consolidated Statements of Cash Flows for the Fiscal Years Ended December 31, 2023, 2022 and 2021	68
Notes to Consolidated Financial Statements	69

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Squarespace, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Squarespace, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, changes in redeemable convertible preferred stock and stockholders' deficit and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2024 expressed an unqualified opinion thereon.

Adoption of ASU No. 2016-02
As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases in 2022 due to the adoption of ASU No. 2016-02, Leases (Topic 842), and the related amendments.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Revenue Recognition
Description of the Matter
For the year ended December 31, 2023, the Company recognized revenue of $1.01 billion. As disclosed in Note 2 to the consolidated financial statements, the Company primarily derives revenue from annual and monthly subscriptions. Revenue is also derived from non-subscription services, including fixed percentages or fixed-fees earned on revenue share arrangements with third-parties and on sales made through the Company’s customers’ sites.

Auditing management’s recognition of revenue was challenging because of the higher extent of audit effort as a result of the high volume of the Company’s revenue contracts.

How We Addressed the Matter in Our Audit	To test the Company’s revenue recognition, our audit procedures included, among others, performing correlation analysis between revenues recognized and cash receipts. Additionally, we tested the Company’s reconciliation of revenues recognized to cash received, tested a sample of revenue transactions by recalculating the amount of revenue recognized based upon the contract terms, and inspected a sample of contracts.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2015.
New York, New York
February 28, 2024

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Squarespace, Inc.

Opinion on Internal Control Over Financial Reporting
We have audited Squarespace, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Squarespace, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, changes in redeemable convertible preferred stock and stockholders' deficit and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 28, 2024 expressed an unqualified opinion thereon.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

New York, New York
February 28, 2024

SQUARESPACE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$257,702	$197,037
Restricted cash	36,583	35,583
Investment in marketable securities	—	31,757
Accounts receivable	24,894	10,748
Due from vendors	6,089	4,442
Prepaid expenses and other current assets	48,947	48,326
Total current assets	374,215	327,893
Property and equipment, net	58,211	51,633
Operating lease right-of-use assets	77,764	86,824
Goodwill	210,438	210,438
Intangible assets, net	190,103	42,808
Other assets	11,028	10,921
Total assets	$921,759	$730,517
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Deficit
Current liabilities:
Accounts payable	$12,863	$12,987
Accrued liabilities	99,435	64,360
Deferred revenue	333,191	269,689
Funds payable to customers	42,672	38,845
Debt, current portion	48,977	40,758
Operating lease liabilities, current portion	12,640	11,514
Total current liabilities	549,778	438,153
Deferred income taxes, non-current portion	1,039	788
Debt, non-current portion	519,816	473,167
Operating lease liabilities, non-current portion	97,714	110,169
Other liabilities	13,764	11,231
Total liabilities	1,182,111	1,033,508
Commitments and contingencies (see Note 13)
Redeemable convertible preferred stock, par value of $0.0001; zero shares authorized as of December 31, 2023 and 2022, respectively; zero shares issued and outstanding as of December 31, 2023 and 2022, respectively	—	—
Preferred stock, par value of $0.0001; 100,000,000 shares authorized as of December 31, 2023 and 2022, respectively; zero shares issued and outstanding as of December 31, 2023 and 2022, respectively	—	—
Stockholders’ deficit:
Class A common stock, par value of $0.0001; 1,000,000,000 shares authorized as of December 31, 2023 and 2022, respectively; 88,545,012 and 87,754,534 shares issued and outstanding as of December 31, 2023 and 2022, respectively	9	8
Class B common stock, par value of $0.0001; 100,000,000 shares authorized as of December 31, 2023 and 2022, respectively; 47,844,755 shares issued and outstanding as of December 31, 2023 and 2022, respectively	5	5
Class C common stock (authorized March 15, 2021), par value of $0.0001; zero shares authorized as of December 31, 2023 and 2022, respectively; zero shares issued and outstanding as of December 31, 2023 and 2022, respectively	—	—
Class C common stock (authorized May 10, 2021), par value of $0.0001; 1,000,000,000 shares authorized as of December 31, 2023 and 2022, respectively; zero shares issued and outstanding as of December 31, 2023 and 2022, respectively	—	—
Additional paid in capital	924,634	875,737
Accumulated other comprehensive loss	(843)	(1,665)
Accumulated deficit	(1,184,157)	(1,177,076)
Total stockholders’ deficit	(260,352)	(302,991)
Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$921,759	$730,517
The accompanying notes are an integral part of these consolidated financial statements.

SQUARESPACE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Years Ended December 31,
	2023	2022	2021
Revenue	$1,012,336	$866,972	$784,038
Cost of revenue	207,520	152,655	126,631
Gross profit	804,816	714,317	657,407
Operating expenses:
Research and product development	242,188	227,297	190,371
Marketing and sales	349,574	322,051	339,965
General and administrative	129,326	151,620	367,945
Impairment charge	—	225,163	—
Total operating expenses	721,088	926,131	898,281
Operating income/(loss)	83,728	(211,814)	(240,874)
Interest expense	(36,768)	(18,207)	(11,081)
Other income, net	3,362	5,030	6,631
Income/(loss) before provision for income taxes	50,322	(224,991)	(245,324)
Provision for income taxes	(57,403)	(27,230)	(3,825)
Net loss	$(7,081)	$(252,221)	$(249,149)
Less: accretion of redeemable convertible preferred stock to redemption value	—	—	(969)
Net loss attributable to Class A, Class B, Class C common stockholders, basic and dilutive	(7,081)	(252,221)	(250,118)

Net loss per share attributable to Class A, Class B and Class C common stockholders, basic and dilutive	$(0.05)	$(1.82)	$(2.60)
Weighted-average shares used in computing net loss per share attributable to Class A, Class B and Class C common stockholders, basic and dilutive	135,531,363	138,409,491	96,234,381
The accompanying notes are an integral part of these consolidated financial statements.

SQUARESPACE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Years Ended December 31,
	2023	2022	2021
Net loss	$(7,081)	$(252,221)	$(249,149)
Other comprehensive income/(loss):
Foreign currency translation adjustment	606	(1,279)	(2,511)
Unrealized gain/(loss) on marketable securities, net of income taxes	216	(178)	(152)
Total other comprehensive income/(loss)	822	(1,457)	(2,663)
Total comprehensive loss	$(6,259)	$(253,678)	$(251,812)
The accompanying notes are an integral part of these consolidated financial statements.

SQUARESPACE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE
PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
(in thousands, except share data)

	Redeemable Convertible Preferred Stock		Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2020	104,446,332	$131,390	8,903,770	$1	14,368,532	$1	—	$—	$9,043	$2,455	$(675,706)	$(664,206)
Stock-based compensation	—	—	—	—	—	—	—	—	308,304	—	—	308,304
Stock option exercises	—	—	1,551,185	—	1,775,171	—	—	—	4,760	—	—	4,760
Vested RSUs converted to common shares	—	—	1,661,752	—	—	—	—	—	—	—	—	—
Taxes paid related to net share settlement of equity awards	—	—	(737,715)	—	—	—	—	—	(34,503)	—	—	(34,503)
Conversion of convertible preferred stock to Class A and Class B common stock in connection with the direct listing	(104,446,332)	(132,359)	54,862,435	6	49,583,897	5	—	—	132,348	—	—	132,359
Conversion of Class B common stock to Class A common stock in connection with the direct listing	—	—	17,382,845	1	(17,382,845)	(1)	—	—	—	—	—	—
Conversion of Class C common stock to Class A common stock in connection with the direct listing	—	—	7,202,353	1	—	—	(7,202,353)	(1)	—	—	—	—
Issuance of Class C common stock, net of issuance costs	—	—	—	—	—	—	4,452,023	—	304,409	—	—	304,409
Issuance of Class C common stock for acquisition	—	—	—	—	—	—	2,750,330	1	188,178	—	—	188,179
Accretion of redeemable convertible preferred stock	—	969	—	—	—	—	—	—	(969)	—	—	(969)
Net loss	—	—	—	—	—	—	—	—	—	—	(249,149)	(249,149)
Total other comprehensive loss, net of taxes	—	—	—	—	—	—	—	—	—	(2,663)	—	(2,663)
Balance at December 31, 2021	—	$—	90,826,625	$9	48,344,755	$5	—	$—	$911,570	$(208)	$(924,855)	$(13,479)
Stock-based compensation	—	—	—	—	—	—	—	—	103,513	—	—	103,513
Stock option exercises	—	—	674,773	—	—	—	—	—	2,251	—	—	2,251
Vested RSUs converted to common shares	—	—	2,209,501	—	—	—	—	—	—	—	—	—
Taxes paid related to net share settlement of equity awards	—	—	(925,179)	—	—	—	—	—	(21,404)	—	—	(21,404)
Repurchase and retirement of Class A common stock	—	—	(5,531,186)	(1)	—	—	—	—	(120,193)	—	—	(120,194)
Conversion of Class B common stock to Class A common stock	—	—	500,000	—	(500,000)	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	(252,221)	(252,221)
Total other comprehensive loss, net of taxes	—	—	—	—	—	—	—	—	—	(1,457)	—	(1,457)
Balance at December 31, 2022	—	$—	87,754,534	$8	47,844,755	$5	—	$—	$875,737	$(1,665)	$(1,177,076)	$(302,991)
Stock-based compensation	—	—	—	—	—	—	—	—	111,689	—	—	111,689
Stock option exercises	—	—	63,911	—	—	—	—	—	188	—	—	188
Vested RSUs converted to common shares	—	—	3,363,291	1	—	—	—	—	—	—	—	1
Taxes paid related to net share settlement of equity awards	—	—	(1,357,468)	—	—	—	—	—	(36,707)	—	—	(36,707)
Repurchase and retirement of Class A common stock	—	—	(1,279,256)	—	—	—	—	—	(25,989)	—	—	(25,989)
Excise tax on repurchase of Class A common stock	—	—	—	—	—	—	—	—	(284)	—	—	(284)
Net loss	—	—	—	—	—	—	—	—	—	—	(7,081)	(7,081)
Total other comprehensive income, net of taxes	—	—	—	—	—	—	—	—	—	822	—	822
Balance at December 31, 2023	—	$—	88,545,012	$9	47,844,755	$5	—	$—	$924,634	$(843)	$(1,184,157)	$(260,352)
The accompanying notes are an integral part of these consolidated financial statements.

SQUARESPACE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2023	2022	2021
OPERATING ACTIVITIES:
Net loss	$(7,081)	$(252,221)	$(249,149)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	43,927	31,617	32,720
Stock-based compensation	107,749	102,533	307,924
Impairment charge	—	225,163	—
Deferred income taxes	251	788	3,196
Non-cash lease (income)/expense	(2,286)	2,227	—
Other	831	832	1,181
Changes in operating assets and liabilities:
Accounts receivable and due from vendors	(15,678)	(5,461)	712
Prepaid expenses and other current assets	(458)	3,699	(35,423)
Accounts payable and accrued liabilities	33,519	(2,215)	14,525
Deferred revenue	61,364	39,464	29,364
Funds payable to customers	3,827	8,707	10,726
Other operating assets and liabilities	5,152	9,086	7,381
Net cash provided by operating activities	231,117	164,219	123,157
INVESTING ACTIVITIES:
Proceeds from the sale and maturities of marketable securities	39,664	27,193	34,155
Purchases of marketable securities	(7,824)	(27,681)	(28,694)
Cash paid for acquisitions, net of acquired cash	(176,721)	—	(202,170)
Purchase of property and equipment	(16,998)	(11,543)	(11,021)
Net cash used in investing activities	(161,879)	(12,031)	(207,730)
FINANCING ACTIVITIES:
Borrowings on Term Loan	99,444	—	—
Payments of debt issuance costs	(637)	—	—
Principal payments on debt	(44,867)	(13,586)	(13,586)
Payments for repurchase and retirement of Class A common stock	(25,989)	(120,193)	—
Taxes paid related to net share settlement of equity awards	(36,366)	(21,268)	(34,503)
Proceeds from exercise of stock options	228	2,211	4,760
Proceeds from issuance of Class C (authorized on March 15, 2021) common stock, net of issuance costs	—	—	304,409
Dividends paid	—	—	(367)
Net cash (used in)/provided by financing activities	(8,187)	(152,836)	260,713
Effect of exchange rate changes on cash, cash equivalents and restricted cash	614	(412)	(351)
Net increase/(decrease) in cash, cash equivalents and restricted cash	61,665	(1,060)	175,789
Cash, cash equivalents and restricted cash at the beginning of the period	232,620	233,680	57,891
Cash, cash equivalents and restricted cash at the end of the period	$294,285	$232,620	$233,680

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$257,702	$197,037	$203,247
Restricted cash	36,583	35,583	30,433
Cash, cash equivalents and restricted cash at the end of the period	$294,285	$232,620	$233,680

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
Cash paid during the year for interest	$35,668	$17,088	$10,251
Cash paid during the year for income taxes, net of refunds	$41,747	$10,664	$1,929

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Purchases of property and equipment included in accounts payable and accrued liabilities	$129	$1,784	$1,994
Accrued taxes related to net share settlement of equity awards	$377	$176	$—
Non-cash leasehold improvements	$—	$(5,864)	$—
Capitalized stock-based compensation	$3,940	$980	$380
Issuance of Class C (authorized on March 15, 2021) common stock for acquisition	$—	$—	$188,179
The accompanying notes are an integral part of these consolidated financial statements.

SQUARESPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
1
1.    Description of Business
Squarespace, Inc. and its subsidiaries (the “Company”) is a leading all-in-one platform for businesses and independent creators to build an online presence, grow their brands and manage their businesses across the internet. The Company offers websites, domains, e-commerce, tools for managing a social media presence, marketing tools, scheduling and hospitality services. The Company is headquartered in New York, NY, with additional offices operating in Chicago, IL, Dublin, Ireland and Aveiro, Portugal.
Direct Listing
On May 19, 2021, the Company completed a direct listing of its Class A common stock (the “Direct Listing”) on the NYSE. The Company incurred fees related to financial advisory service, audit and legal expenses in connection with the Direct Listing and recorded in general and administrative expenses in the consolidated statement of operations of $25,318 for the year ended December 31, 2021.
Emerging Growth Company Status
Upon the completion of the Direct Listing, the Company qualified as an emerging growth company (“EGC”), as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As an EGC, the Company elected to delay the adoption of new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such standards applied to private companies.
On June 30, 2023, the last business day of the Company’s most recently completed second fiscal quarter, the Company had a public float in excess of $700,000. Effective December 31, 2023, the Company became a large accelerated filer and no longer qualified as an EGC under the JOBS Act. As a result, the Company is required to comply with the adoption requirements of new or revised accounting standards applicable to public companies.
Acquisitions
Google Domains Asset Acquisition
On September 7, 2023, the Company closed an asset purchase agreement with Google LLC ("Google") to acquire, among other things, Google's domain assets, including all domain names for which Google was the registrar or reseller, for a total amount paid of $180,721 (the "Google Domains Asset Acquisition").
Acquisition of Tock, Inc
On March 31, 2021, the Company acquired all of the equity interests in Tock, Inc. (“Tock”), a reservation platform for prepaid reservations, access to restaurant management data and other customization features, for a total consideration of $425,710.
See “Note 4. Acquisitions” for further information on the Google Domains Asset Acquisition and the acquisition of Tock.
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
Functional Currency
As of December 31, 2023, the Company had six international subsidiaries. The Company wholly owns Squarespace Ireland Limited ("Limited"), based in Ireland, which is the parent of the Company’s major international subsidiaries. The functional currency of the Company’s international subsidiaries is their local currency. Assets and liabilities of Limited are translated into U.S. dollars at exchange rates in effect on the balance sheet date. Retained earnings and other equity items are translated at historical rates, and revenue and expense items are translated at weighted average exchange rates for the period. The resulting translation adjustments are recorded as a component of accumulated other comprehensive loss in

SQUARESPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
stockholders' deficit with the majority of the adjustments derived from Limited. Foreign currency impact on the statement of cash flows is translated into U.S. dollars using average exchange rates for the period, which approximates the timing of cash flows. The Company reports the effect of exchange rate changes on cash, cash equivalents and restricted cash balances held in foreign currencies as a separate item in the reconciliation of the changes in cash, cash equivalents and restricted cash during the period. Transactions denominated in currencies other than the functional currency are remeasured to the functional currency at the exchange rate on the transaction date. Monetary assets and liabilities denominated in currencies other than the functional currency are re-measured at period-end using the period-end exchange rate. Gains and losses resulting from remeasurement are recorded in other income, net in the consolidated statements of operations. Transaction (losses)/gains for the years ended December 31, 2023, 2022 and 2021 were $(3,678), $3,299 and $6,356, respectively.
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
Significant estimates include but are not limited to (i) the recognition and measurement of loss contingencies; (ii) the inputs used in the valuation of acquired intangible assets; (iii) the inputs used in the quantitative assessment over goodwill impairment (iii) the grant date fair value of stock-based awards; (iv) the recognition, measurement and valuation of current and deferred income taxes; (v) amount of applicable indirect tax nexus in different jurisdictions and associated indirect tax liabilities; and (vi) the incremental borrowing rate for operating lease liabilities. The Company evaluates its assumptions and estimates on an ongoing basis and adjusts prospectively, if necessary.
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
During the year ended December 31, 2023, the Company revised its operating segments to reflect changes to the manner in which the CODM assesses performance and makes resource allocations. As a result of these changes, the Company is operating as one operating segment with one reportable segment. As of December 31, 2022, the Company’s business operated in two operating segments which, due to the assessed immateriality of its Tock reporting unit, were consolidated into one reportable segment. Therefore, all required segment information as of December 31, 2023, 2022 and 2021 can be found in the consolidated financial statements.
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
During the years ended December 31, 2023, 2022 and 2021, no single customer accounted for more than 10% of the Company’s revenue. As of December 31, 2023, one customer accounted for 37% of the Company’s accounts receivable. As of December 31, 2022, no single customer accounted for more than 10% of the Company’s accounts receivable.
The Company is also subject to foreign currency risks that arise from normal business operations. Foreign currency risks include the translation of local currency and intercompany balances established in local customer currencies sold through the Company’s international subsidiaries.

SQUARESPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
Cash and Cash Equivalents
Cash and cash equivalents are stated at fair value. The Company considers all highly liquid investments purchased with an original maturity date of 90 days or less from the date of original purchase to be cash equivalents. Interest income on cash and cash equivalents was $7,394, $1,632 and $536 for the years ended December 31, 2023, 2022 and 2021, respectively, and was included in other income, net in the consolidated statements of operations.
Restricted Cash and Payment Processing Transactions
The Company holds funds and processes certain payments for its hospitality services on behalf of its customers consisting of prepayments and associated sales taxes for restaurant reservations, to-go orders and events. While the Company does not have any contractual obligations to hold such cash as restricted, the prepayments for hospitality services were included in restricted cash in the consolidated balance sheets as of December 31, 2023 and 2022. The associated sales taxes processed by the Company were included in cash and cash equivalents in the consolidated balance sheet as of December 31, 2023 and in restricted cash in the consolidated balance sheet as of December 31, 2022.
In addition, the Company recognized the liability due to restaurant customers in funds payable to customers and the associated sales tax payable in accrued liabilities in the consolidated balance sheets as of December 31, 2023 and 2022. Funds are remitted to the restaurant customers based on the stipulated contract terms. In addition to restricted cash held on behalf of restaurant customers, the Company recognizes in-transit receivables from certain third-party vendors which assist in processing and settling payment transactions due to a clearing period before the related cash is received or settled. In-transit receivables are included in due from vendors in the consolidated balance sheets as of December 31, 2023 and 2022.
The following table represents the assets and liabilities related to payment processing transactions:

	December 31, 2023	December 31, 2022
Restricted cash	$36,583	$35,583
Due from vendors	6,089	4,442
Total payment processing assets	42,672	40,025
Funds payable to customers	(42,672)	(38,845)
Sales tax payable	—	(1,180)
Total payment processing liabilities	(42,672)	(40,025)
Total payment processing transactions, net	$—	$—
Investment in Marketable Securities
The Company classifies its investment in marketable securities as available for sale securities which are stated at fair value, as determined by quoted market prices. Unrealized gains and losses are included in accumulated other comprehensive loss. Unrealized losses are evaluated for impairment and those considered other than temporarily impaired are included in other income, net in the consolidated statements of operations. Subsequent gains or losses realized upon redemption or sale of these securities in excess or below their adjusted cost basis are also included in other income, net in the consolidated statements of operations. The cost of securities sold is based upon the specific identification method.
The Company considers all of its investment in marketable securities, irrespective of the maturity date, as available for use in current operations, and therefore classifies these securities within current assets in the consolidated balance sheet.
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

SQUARESPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
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
Accounts Receivable
Accounts receivable consists of receivables from third-party credit card processors and other trade receivables. Accounts receivable are recorded at the invoiced amount and do not bear interest. There was no allowance for doubtful accounts as of December 31, 2023 and 2022.
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
Capitalized Software Development Costs
The Company capitalizes certain software development costs, including employee-related expenses such as salaries and stock-based compensation, incurred in connection with adding functionality to its platform, as well as internal-use projects during the application development stage. These capitalized costs are included in property and equipment, net in the consolidated balance sheets and are amortized on a straight-line basis over an estimated useful life of three years.
Software development costs incurred during planning and maintenance and minor upgrades and enhancements of software without additional functionality are expensed as incurred.
Business Combinations and Asset Acquisitions
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

SQUARESPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
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
The Company’s analyses did not indicate impairment of goodwill during the years ended December 31, 2023 and 2021. During the year ended December 31, 2022, the Company recorded a goodwill impairment charge of $225,163. See “Note 9. Goodwill and Intangible Assets, Net” for further information.
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
There were no material impairments of long-lived assets recorded during the years ended December 31, 2023 and 2021. See “Note 8. Property and Equipment, Net” and “Note 14. Leases” for further information on impairments of long-lived assets recorded during the year ended December 31, 2022.
As of December 31, 2023 and 2022, the Company did not have material long-lived assets located outside of the United States.
Leases
ASC Topic 842, Leases
The Company adopted ASC Topic 842, Leases ("ASC Topic 842"), as of January 1, 2022. The Company determines if an arrangement is or contains a lease at inception by assessing whether the arrangement conveys the right to control the use of an identified asset. The Company classifies, measures and recognizes a lease liability on the lease commencement date based on the present value of lease payments over the remaining lease term. As of December 31, 2023 and 2022, the Company’s leases were classified as operating leases. The Company uses an estimated incremental borrowing rate based on information available at the lease commencement date in determining the present value of future payments as the rate implicit in the lease is not generally known. The incremental borrowing rate is based on the rate of interest the Company would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Operating right-of-use assets related to operating lease liabilities equal the amount of the

SQUARESPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
initial measurement of the lease liability adjusted for any initial direct costs, prepaid rent and lease incentives received. Lease terms that are used in determining operating lease liabilities at lease inception may include options to extend or terminate the leases and when it is reasonably certain that the Company will exercise such options. Operating lease expense is recorded on a straight-line basis over the lease term. The straight-line expense is allocated in the consolidated statements of operations based on departmental employee headcount. Variable lease costs are recognized as incurred and allocated in the consolidated statements of operations based on departmental employee headcount. The Company has applied practical expedients for lease agreements with lease and non-lease components, and in such cases, accounts for the components as a single lease component. The Company has also elected not to recognize operating right-of-use assets and operating lease liabilities for any lease with an original lease term of less than one year.
Operating lease right-of-use assets are included in non-current assets in the consolidated balance sheets for the entire lease term. The Company includes the portion of the total lease payments, net of implicit interest, that are due in the next 12 months in current liabilities and the remaining portion in non-current liabilities in the consolidated balance sheets. The difference between straight-line lease expense and the cash paid for leases is included as non-cash lease expense in the adjustments to reconcile net loss to net cash provided by operating activities in the consolidated statements of cash flows.
Operating sublease income is recognized on a straight-line basis over the sublease term and is allocated in the consolidated statements of operations based on departmental employee headcount.
ASC Topic 840, Leases
Prior to the adoption of ASC Topic 842, the Company categorized leases at their inception as either operating or capital leases in accordance with ASC Topic 840, Leases. In the ordinary course of business, the Company enters into long term operating leases for office space. In addition to the Company’s headquarters located in New York, NY, the Company had office leases in Portland, OR, Los Angeles, CA, Chicago, IL and Dublin, Ireland as of December 31, 2021, all of which included varying commencement and expiration dates. The Company recognized rent expense on a straight-line basis over the lease period and accrued for rent expense as incurred, but not paid. Any related lease incentives were recorded as a reduction in rent expense on a straight-line basis over the lease term. The Company classified deferred rent and lease incentives as current based on the rent expense that would have been recognized during the succeeding twelve-month period from the balance sheet date. All other deferred rent and lease incentives were recorded as non-current in the consolidated balance sheets. The Company recognized any sublease rental income on a straight-line basis as an offset to rent expense.
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
•allocation of the transaction price to the performance obligations in the contract; and

SQUARESPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
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
Commerce
Commerce revenue primarily consists of fixed-fee subscriptions to the Company’s plans that offer all the features of presence plans as well as additional features that support end to end commerce transactions, currently branded “Basic” and “Advanced” plans. Commerce revenue also includes fixed-fee subscriptions to a number of other tools that support running an online business such as marketing, memberships, courses, scheduling and hospitality tools. Non-subscription revenue is derived from fixed-fees earned on revenue share arrangements with commerce partners as well as fixed transaction fees earned on GMV processed through the Company’s native payment processing solution, Business plan sites and certain hospitality offerings. Commerce revenue also includes payment processing fees received for use of the Company’s hospitality services.

SQUARESPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
Assets Recognized from Contract Costs
The Company capitalizes customer arrangement origination costs related to affiliate fees on customer referrals (“referral fees”), costs related to fees on sales of the Company’s social media tools on third-party platforms (“app fees”) and commissions paid to internal sales personnel relating to certain customer contracts ("sales commissions"). Amounts expected to be recognized within one year of the balance sheet date are recorded as prepaid expenses and other current assets, with the remaining portion recorded as other assets in the consolidated balance sheets. Capitalized referral, app fees and sales commissions are considered to be incremental and recoverable costs of obtaining a contract with a customer.
Referral fees and sales commissions are deferred and amortized on a straight-line basis over the future benefit period of approximately two to four years and are included within marketing and sales in the consolidated statements of operations. App fees are also deferred and amortized on a straight-line basis over the future benefit of approximately one year and are included within cost of revenue in the consolidated statements of operations. The period of benefit was estimated by considering factors such as historical customer attrition rates, the useful life of the Company’s technology and the impact of competition in its industry. No referral fees and sales commissions are paid to third-parties for renewals.
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
Cost of Revenue
Cost of revenue primarily consists of domain name registration fees, credit card and payment processing fees, customer support employee related expenses, web hosting costs, amortization of acquisition-related intangible assets associated with acquired technology and capitalized software development costs, and allocated shared costs. Employee-related expenses consist of salaries, taxes, benefits and stock-based compensation.
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
Marketing and Sales
Marketing and sales expenses include costs related to advertisements used to drive customer acquisition, employee-related expenses, amortization of acquisition-related intangible assets associated with acquired customer relationships, customer acquisition and creative assets, affiliate fees on customer referrals and allocated shared costs. Employee-related expenses consist of salaries, sales commissions, taxes, benefits and stock-based compensation. Allocated shared costs include customer support costs related to assistance provided by our customer service team to customers during their trial periods on our platform. Depending on the nature of the advertising, costs are expensed at the time a commercial initially airs, when a promotion first appears in the media or as incurred. Affiliate fees on customer referrals are deferred and recognized ratably over the expected period of our relationship with the new customer. Sales commissions paid to internal sales personnel relating to obtaining customer contracts are capitalized and amortized ratably over the expected life of the new customer.
The Company’s advertising costs for the years ended December 31, 2023, 2022 and 2021 were $251,879, $241,904 and $274,919, respectively.
General and Administrative
General and administrative expenses are primarily employee-related expenses, which consist of salaries, taxes, benefits and stock-based compensation associated with supporting business operations. General and administrative expenses also include software and subscription services, external accounting and legal professional service fees, indirect

SQUARESPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
taxes, as well as insurance. The functional elements included in general and administrative are finance, people, legal, information technology and overall corporate support.
Stock-based Compensation
Stock-based compensation is allocated on a specific identification basis for each individual employee recipient and included in the same line item as the related employee’s cash compensation and benefits in the consolidated statements of operations.
Service-based and Performance-based Awards
Stock-based compensation costs related to stock awards with a service-based or performance-based vesting condition are measured based on the fair value of the awards at the grant date. Prior to the Direct Listing, the grant date fair value of the Company’s shares of Class A and Class B common stock underlying the awards was determined by the board of directors with input from management and independent third-party valuation specialists, as there was no public market for the Company’s Class A and Class B common stock. The board of directors determined the fair value of the Class A and Class B common stock by considering a number of objective and subjective factors including: (i) the fair value of the Company’s Class A and Class B common stock, (ii) the expected Class A and Class B common stock price volatility over the expected life of the award, (iii) the expected term of the award, (iv) risk-free interest rates, (v) the exercise price, (vi) the expected dividend yield of the Company’s Class A and Class B common stock and (vii) general and industry specific economic outlook, amongst other factors. Subsequent to the Direct Listing, the grant date fair value is determined by the closing price of the Company’s Class A common stock as reported on the date of grant.
For awards with performance-based vesting conditions, the Company begins recognizing stock-based compensation costs when the achievement of a performance target becomes probable. Quarterly, the Company reassesses the probability of each possible outcome and, if applicable, recognizes a cumulative adjustment for any changes to the previously determined expectation using the grant date fair value of the award.
The Company recognizes stock-based compensation expense for service-based and performance-based awards ratably, net of forfeitures, over the requisite service period, which is the vesting period. Forfeitures are recorded as they occur.
Market-based Awards
Stock-based compensation costs related to stock awards with market-based vesting conditions are measured based on the fair value of the awards at the grant date. The Company determines the grant date fair value using equity valuation models, such as the Monte Carlo simulation, using assumptions and judgments made by management and third-party valuation specialists. The Company recognizes stock-based compensation expense for market-based awards using the accelerated attribution method over the longer of (i) the period of time the market condition is expected to be met (i.e., the derived service period) or (ii) the service vesting condition period.
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

SQUARESPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
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
Diluted net income per share attributable to Class A, Class B and Class C common stockholders is computed by giving effect to all dilutive securities. During periods when there is a net loss attributable to Class A, Class B and Class C common stockholders, potentially dilutive Class A, Class B and Class C common stock equivalents are excluded from the calculation as their effect is anti-dilutive. Diluted net income per share attributable to Class A, Class B and Class C common stockholders is computed by dividing the net income attributable to Class A, Class B and Class C common stockholders by the resulting weighted-average number of fully diluted Class A, Class B and Class C common shares outstanding. The Company used the if-converted method as though the conversion, exchange or vesting, respectively, had occurred as of the beginning of the period or the original date of issuance, if later. If the effect of a conversion of an instrument is neutral to net income per share, the Company considers the security to be dilutive.
Recently Issued Accounting Pronouncements
Accounting Pronouncements Recently Adopted
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers ("ASU 2021-08"). This standard requires that an entity recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC Topic 606, Revenue from Contracts with Customers, as if the acquirer had originated the contracts. ASU 2021-08 is effective for fiscal years and interim periods in those years beginning after December 15, 2022 for public entities with early adoption permitted. The Company adopted this standard as of January 1, 2023, however, as the Company has not

SQUARESPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
completed any transactions subject to ASU 2021-08 subsequent to the date of adoption, the adoption of this standard did not have a material impact on the Company’s consolidated financial statements.
In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 (“ASU 2022-06”). This standard defers the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. ASU 2022-06 is effective upon issuance of this update for all entities that have contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The Company adopted this standard as of December 31, 2022. Effective June 30, 2023, the Company replaced LIBOR as the benchmark rate with SOFR. See “Note 11. Debt" for further information. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.
Accounting Pronouncements Pending Adoption
In October 2023, the FASB issued ASU No. 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative (“ASU 2023-06”). This standard modifies the disclosure or presentation requirements of a variety of topics in the ASC and aligns the ASC’s requirements with the SEC’s existing disclosure requirements. ASU 2023-06 is effective on the date each amendment is removed from Regulation S-X or Regulation S-K with early adoption prohibited. The amendments in ASU 2023-06 will be applied prospectively in the consolidated financial statements. The Company is currently evaluating the timing of its adoption of this standard and the impact in its consolidated financial statements.
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). This standard improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments in ASU 2023-07 will be applied retrospectively to all prior periods presented in the consolidated financial statements. The Company is currently evaluating the timing of its adoption of this standard and the impact in its consolidated financial statements.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosure (“ASU 2023-09”). This standard provides transparency to income tax disclosures related to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 for public entities with early adoption permitted. The amendments in ASU 2023-09 will be applied prospectively in the consolidated financial statements. The Company is currently evaluating the timing of its adoption of this standard and the impact in its consolidated financial statements.
3.    Revenue
The Company has disaggregated revenue from contracts with customers by product type, subscription type, revenue recognition pattern and geography as these categories depict the nature, amount, timing and uncertainty of revenue and how cash flows are affected by economic factors.
Revenue by Product Type, Subscription Type and Revenue Recognition Pattern
The following tables summarize revenue by product type, subscription type and revenue recognition pattern for the periods presented:

	Year Ended December 31, 2023
	Presence	Commerce	Total
Subscription revenue
Transferred over time	$684,576	$230,157	$914,733
Transferred at a point in time	16,523	—	16,523
Non-subscription revenue
Transferred over time	2,990	3,475	6,465
Transferred at a point in time	260	74,355	74,615
Total revenue	$704,349	$307,987	$1,012,336

SQUARESPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

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
Revenue by Geography
Revenue by geography is based on the customer’s self-reported country identifier or, if not available, the billing address or IP address, and was as follows:

	Years Ended December 31,
	2023	2022	2021
United States	$726,027	$622,796	$544,500
International	286,309	244,176	239,538
Total revenue	$1,012,336	$866,972	$784,038
Currently no individual country contributes greater than 10% of total international revenue.
Deferred Revenue
The deferred revenue balance as of December 31, 2023 and 2022 represents the Company’s aggregate remaining performance obligations that are expected to be recognized as revenue in subsequent periods. Generally, the Company’s contracts are for one year or less and the value for contracts with terms greater than one year is not material. The change in deferred revenue primarily reflects cash payments received during the period for which the performance obligation was not satisfied prior to the end of the period partially offset by $269,689, $233,999 and $210,371 of revenues recognized during the years ended December 31, 2023, 2022 and 2021, respectively.
Capitalized Contract Costs
Assets capitalized related to contract costs consisted of the following:

	December 31, 2023	December 31, 2022
Capitalized referral fees, current	$7,626	$6,368
Capitalized referral fees, non-current	9,715	8,168
Capitalized app fees, current	750	971
Sales commissions, current	496	479
Sales commissions, non-current	144	159
Total capitalized contract costs	$18,731	$16,145
Amortization of capitalized contract costs was $12,853, $10,674 and $8,556 for the years ended December 31, 2023, 2022 and 2021, respectively, and is included in marketing and sales in the consolidated statements of operations.

SQUARESPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
There were no impairment charges recognized related to capitalized contract costs for the years ended December 31, 2023, 2022 and 2021.
Obligations for Returns, Refunds and Other Similar Obligations
The Company did not have any material change in revenue recognition from a previous period due to refunds, change in transaction price or other consideration variables. As of December 31, 2023 and 2022, obligations for refunds were $518 and $400, respectively, and were included in accrued liabilities in the consolidated balance sheets.
4.    Acquisitions
Google Domains
On June 15, 2023, the Company entered into an asset purchase agreement (the "Google Domains APA") between the Company and Google to acquire, among other things, Google's domain assets, including all domain names for which Google was the registrar or reseller. The Google Domains Asset Acquisition closed on September 7, 2023 (the “Closing Date”) subsequent to certain regulatory approvals and customary closing conditions.
The Company recognized the transaction as an asset acquisition. The total amount paid for the Google Domains Asset Acquisition was $180,721, including direct transaction costs of $721, which was paid on the Closing Date. The Company funded the asset acquisition with cash on hand as well as the proceeds from additional term loan commitments of $100,000 which were funded on the Closing Date. See “Note 11. Debt” for further information on the additional term loan commitments funded during the year ended December 31, 2023. Based on the relative fair values of the assets acquired in the Google Domains APA, $176,721 was allocated to the asset classified as customer relationships and included in intangible assets, net in the consolidated balance sheet. The identifiable finite-lived intangible asset is being amortized over its useful life, which was estimated to be 4 years as of the Closing Date, and is included in marketing and sales in the consolidated statement of operations. The remaining $4,000 of the total amount paid was related to a transaction service agreement (the "Google TSA") between the Company and Google and is included within prepaid expenses and other current assets in the consolidated balance sheet as of December 31, 2023. The Google TSA is being amortized over the expected service period which was estimated to be 8 months as of the Closing Date with expenses allocated to research and product development expenses and cost of revenue in the consolidated statement of operations based on the nature of the services being provided to the Company.
As of December 31, 2023, the Company reimbursed Google $11,719 for deposits it assumed for domain name registration fees remaining at certain third-party registries as of the Closing Date. As of December 31, 2023, the Company had $3,895 of deposits for domain name registration fees remaining at certain third-party registries included in prepaid expenses and other current assets in the consolidated balance sheet.
Tock, Inc.
On March 31, 2021 (the "Tock Acquisition Date"), the Company acquired all of the equity interests in Tock, a reservation platform for prepaid reservations, access to restaurant management data and other customization features. The purpose of the acquisition was to expand the Company’s complementary suite of services available with a platform for reservations, take-out, delivery and events for the hospitality industry. The total consideration for the transaction was $425,710, consisting of $226,821 of cash, $188,179 of the Company’s Class C common stock and $10,710 of net working capital adjustments. The Company recognized this transaction as a business combination.
The Company finalized the purchase accounting, including the identification and allocation of consideration to assets acquired, and the purchase price allocation as of March 31, 2022. Goodwill associated with the acquisition of Tock is not amortizable for tax purposes.

SQUARESPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
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
The Company did not acquire any businesses during the year ended December 31, 2022.
See “Note 9. Goodwill and Intangible Assets, Net” for further information on the Company's goodwill and intangible assets.
5.    Investment in Marketable Securities
The Company did not own any available-for-sale (“AFS”) marketable securities as of December 31, 2023.
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
The Company's gross unrealized losses and fair values for those investments that were in an unrealized loss position as of December 31, 2022, aggregated by investment category and the length of time that individual securities have been in a continuous loss position were as follows:

	December 31, 2022
	Less than 12 months		12 months or Greater		Total
	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses
Corporate bonds and commercial paper	$14,768	$(25)	$5,007	$(49)	$19,775	$(74)
Asset backed securities	2,208	(12)	—	—	2,208	(12)
U.S. treasuries	3,873	(29)	5,901	(102)	9,774	(131)
Total investment in marketable securities	$20,849	$(66)	$10,908	$(151)	$31,757	$(217)
The Company recognized unrealized gains/(losses) of $216 and $(178) with respect to its AFS marketable securities during the years ended December 31, 2023 and 2022. The unrealized losses were due to changes in market rates and were

SQUARESPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
determined to be temporary in nature. These unrealized losses were classified in accumulated other comprehensive loss in the consolidated balance sheets as of December 31, 2023 and 2022.
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
Investment Income
Investment income consists of interest income and accretion income/amortization expense on the Company’s cash, cash equivalents and marketable securities, and is recorded in other income, net in the consolidated statements of operations. The components of investment income were as follows:

	Years Ended December 31,
	2023	2022	2021
Interest income	$7,394	$1,632	$536
Accretion (expense)/income	(274)	29	(277)
Total investment income	$7,120	$1,661	$259
6.    Fair Value of Financial Instruments
A summary of the Company’s investments in marketable securities (including, if applicable, those marketable securities classified as cash and cash equivalents) were as follows:

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$194,210	$—	$—	$194,210
Total	$194,210	$—	$—	$194,210

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$82,584	$—	$—	$82,584
Available-for-sale debt securities
Corporate bonds and commercial paper	—	19,775	—	19,775
Asset backed securities	—	2,208	—	2,208
U.S. treasuries	9,774	—	—	9,774
Total	$92,358	$21,983	$—	$114,341
The Company’s valuation techniques used to measure the fair value of money market funds and certain AFS marketable securities were derived from quoted prices in active markets for identical assets. The valuation techniques used to measure the fair value of the Company’s other debt securities, all of which have counterparties with high credit ratings,

SQUARESPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
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
7.    Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	December 31, 2023	December 31, 2022
Prepaid operational expenses	12,183	10,540
Prepaid domain name registration fees	12,073	2,790
Capitalized contract costs	8,872	7,818
Prepaid advertising	5,804	7,045
Prepaid income tax	3,402	17,134
Other current assets	6,613	2,999
Total prepaid expenses and other current assets	$48,947	$48,326
As of December 31, 2023, the Company had $3,895 in deposits for domain name registration fees remaining at certain third-party registries in relation to the Google Domains Asset Acquisition included as other current assets above. See “Note 4. Acquisitions” for further information.
8.    Property and Equipment, Net
Property and equipment, net consisted of the following:

	Estimated Useful Life (Years)	December 31, 2023	December 31, 2022
Computer hardware	3	22,797	21,441
Furniture and fixtures	7	7,432	7,031
Leasehold improvements	Shorter of 10 years or remaining term of lease	76,045	75,481
Capitalized software development costs	3	35,384	18,390
Total property and equipment		141,658	122,343
Less: accumulated depreciation and amortization		(83,447)	(70,710)
Total property and equipment, net		$58,211	$51,633
Depreciation and amortization expense related to property and equipment, net was included in the following line items in the consolidated statements of operations:

	Years Ended December 31,
	2023	2022	2021
Cost of revenue	$6,688	$6,234	$6,147
Research and product development	4,742	4,795	4,079
Marketing and sales	1,744	1,891	1,326
General and administrative	1,326	1,366	1,439
Total depreciation and amortization expense	$14,500	$14,286	$12,991

SQUARESPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
Capitalized Software Development Costs
Amortization of capitalized software development costs included in depreciation and amortization expense was included in the following line items in the consolidated statements of operations:

	Years Ended December 31,
	2023	2022	2021
Cost of revenue	$3,840	$3,767	$3,114
General and administrative expenses	—	—	240
Total amortization of capitalized software development costs	$3,840	$3,767	$3,354
Capitalized software development costs, net, included in property and equipment, net, are $20,094 and $6,940 as of December 31, 2023 and 2022, respectively.
The Company recorded impairment losses for certain capitalized software development costs of $409 and $289 in cost of revenue and research and product development expenses, respectively, in the consolidated statement of operations during the year ended December 31, 2022.
9.    Goodwill and Intangible Assets, Net
Goodwill
The changes in the Company’s carrying amounts of goodwill for the years ended December 31, 2023 and 2022 were as follows:

Goodwill
Balance at December 31, 2021	$435,601
Impairment charge	(225,163)
Balance at December 31, 2022	$210,438
Balance at December 31, 2023	$210,438
During the year ended December 31, 2023, based on a qualitative impairment assessment, the Company determined that it was more likely than not that the fair value of the Company’s reporting unit was greater than its carrying amount. As a result, no further quantitative tests of recoverability were required and no goodwill impairment charge was recorded.

SQUARESPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
During the year ended December 31, 2022, the Company elected to bypass the optional qualitative assessment for impairment and proceeded to a quantitative test of the recoverability of its goodwill balance for each of its two reporting units, and as a result, recognized an impairment charge of $225,163 for the Tock reporting unit for the year ended December 31, 2022. The charge was primarily due to market values deteriorating subsequent to the Tock acquisition as well as the result of a change in product strategy during the year ended December 31, 2022 as the result of the departure of certain members of management. The following were key assumptions used in determining the fair value of each of the Company’s reporting unit’s goodwill:

	Squarespace	Tock
Weighted average cost of capital	11%	16%
Terminal value	4.3x	3%
Revenue growth rates	10% to 11%	10% to 35%
The Company determined that these significant inputs fall within Level 3 of the hierarchy for fair value reporting.
After the impairment of $225,163 for the Tock reporting unit, the fair value of the reporting unit approximated its carrying value. The Company’s analysis did not indicate impairment of the Squarespace reporting unit as of December 31, 2022.
Intangible assets, net
The following tables summarize the carrying value of the Company’s finite-lived intangible assets:

	Useful Lives (in years)	December 31, 2023
		Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Technology	3 to 5	$17,533	$(16,292)	$1,241
Customer relationships	2 to 5	238,551	(51,936)	186,615
Tradenames	3 to 5	11,496	(9,249)	2,247
Total intangible assets, net		$267,580	$(77,477)	$190,103

	Useful Lives (in years)	December 31, 2022
		Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Technology	3 to 5	$17,533	$(12,386)	$5,147
Customer relationships	2 to 5	61,830	(27,416)	34,414
Tradenames	3 to 5	11,496	(8,249)	3,247
Total intangible assets, net		$90,859	$(48,051)	$42,808
Technology, customer relationships and tradenames have weighted-average remaining useful lives of 0.4 years, 3.5 years and 2.2 years, respectively. The weighted-average remaining useful life for finite-lived intangible assets was 3.5 years as of December 31, 2023.
Amortization of finite-lived intangible assets was included in the following line items in the consolidated statements of operations:

	Years Ended December 31,
	2023	2022	2021
Cost of revenue	$3,907	$3,907	$3,660
Marketing and sales	24,520	10,962	12,956
General and administrative	1,000	2,462	3,113
Total amortization of finite-lived intangible assets	$29,427	$17,331	$19,729
During the year ended December 31, 2021, the Company recognized additional amortization of $4,561 in marketing and sales in the consolidated statement of operation due to the reassessment of the useful lives of certain customer relationship intangible assets.

SQUARESPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
As of December 31, 2023, the expected future amortization expense for finite-lived intangible assets was as follows:

Year Ending December 31,	Amount
2024	$57,174
2025	55,780
2026	47,009
2027	30,140
Total	$190,103
10.    Accrued Liabilities
Accrued liabilities consisted of the following:

	December 31, 2023	December 31, 2022
Accrued indirect taxes	$38,174	$33,486
Accrued marketing expenses	24,998	14,620
Accrued product expenses	22,569	4,524
Accrued payroll expense	4,247	4,985
Other accrued expenses	9,447	6,745
Total accrued liabilities	$99,435	$64,360
11.    Debt
Debt outstanding as of December 31, 2023 and 2022 was as follows:

	December 31, 2023	December 31, 2022
Term Loan	$571,398	$516,266
Less: unamortized original issue discount	(1,761)	(1,917)
Less: unamortized deferred financing costs	(844)	(424)
Less: debt, current	(48,977)	(40,758)
Total debt, non-current	$519,816	$473,167
Credit Facility
On December 12, 2019, the Company entered into a credit agreement (the “2019 Credit Agreement”) with certain lending institutions (the “Credit Facility”) which included Initial Term A Loans for $350,000 (the “2019 Term Loan”), and Revolving Credit Loans of up to $25,000 (the “2019 Revolving Credit Facility”), which included a Letters of Credit sub-facility available up to a total of $15,000. The Credit Facility had a maturity of five years per the 2019 Credit Agreement.
On December 11, 2020, the Company amended the 2019 Credit Agreement (the “2020 Credit Agreement”) to increase the total size of the 2019 Term Loan to $550,000 (collectively, the “2020 Term Loan”) with the same lending institutions as the Credit Facility and extend the maturity date for the 2020 Term Loan and the 2019 Revolving Credit Facility (as extended, the "Revolving Credit Facility") to December 11, 2025. The proceeds from the additional term loan of $200,000 were used to provide for the payment of a one-time dividend, see “Note 16. Stockholder’s Deficit” for further information. The Company considered the additional term loan commitments to be a modification. As a result, the Company continued to capitalize the $722 of unamortized original debt discount and $752 of the unamortized deferred financing costs related to the issuance of the Credit Facility.
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

SQUARESPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
For the borrowings considered as a modification, the Company capitalized $556 of fees paid to the lending institutions as a reduction to the proceeds as a debt discount and expensed the related third-party costs. For the borrowings considered new debt, the Company capitalized $319 of fees paid to the lending institutions and $318 of related third-party costs as deferred financing costs.
As of December 31, 2023 and 2022, the amount of unamortized original debt discount and deferred financing costs were $1,761 and $1,917 and $844 and $424, respectively, and are being amortized over the term of the Credit Facility using the effective interest method.
Borrowings under the Credit Facility were subject to an interest rate equal to LIBOR plus the applicable margin based on our Consolidated Total Debt to Consolidated EBITDA ratio prior to June 30, 2023. Effective June 30, 2023, under the Credit Agreement, LIBOR as the benchmark rate was replaced with SOFR. The applicable margin was 1.60%, which includes a credit spread adjustment of 0.10% and 1.50% as of December 31, 2023 and 2022, respectively. The effective interest rate was 6.96% and 5.94% as of December 31, 2023 and 2022, respectively.
The Term Loan requires scheduled quarterly principal payments beginning March 31, 2021 in aggregate annual amounts equal to 2.50% for 2021 and 2022, 7.50% for 2023 and 2024 and 10.0% for 2025, in each case, on the Term Loan principal amount, with the balance due at maturity. In addition, the Credit Facility includes certain customary prepayment requirements based on events such as asset sales, debt issuances or incurrences and sale leasebacks.
As of December 31, 2023, $7,255 was outstanding under the Revolving Credit Facility in the form of outstanding letters of credit and $17,745 remained available for borrowing by the Company. The letters of credit issued as of December 31, 2023 were related to certain of the Company's operating lease agreements for offices that require security deposits in the form of an irrevocable letter of credit. On September 7, 2022, the letter of credit for the Company's security deposit related to its New York, NY headquarters was reduced by $2,388 due to a scheduled step-down per the lease agreement. The letters of credit issued are subject to a fee equal to the interest rate on the Credit Facility. In addition, the Revolving Credit Facility is subject to an unused commitment fee of 0.20% to 0.25%, depending on the consolidated total debt to consolidated EBITDA ratio as defined by the Credit Agreement, payable quarterly to the lenders in respect of the unutilized commitments.
The Credit Agreement contains certain customary affirmative covenants and events of default. The negative covenants in the Credit Facility include, among other items, limitations on the ability, subject to negotiated exceptions, to incur additional indebtedness or issue additional preferred stock of the Company, to create or issue certain liens on certain assets, to enter into agreements related to mergers and acquisitions, including the sale of certain assets or disposition of assets, or declare, make or pay dividends and distributions. The Credit Agreement contains certain negative covenants for an indebtedness to consolidated EBITDA ratio, as defined by the Credit Agreement, and commencing with December 31, 2020 and all fiscal quarters thereafter through maturity. For the fiscal quarter ended December 31, 2023, and each fiscal quarter thereafter, the Company is required to maintain an indebtedness to consolidated EBITDA ratio of not more than 3.75 (the “Financial Covenant”), subject to customary equity cure rights. The Financial Covenant is subject to a 0.50 step-up in the event of a material permitted acquisition, which the Company can elect to implement up to two times during the life of the facility. As of December 31, 2023, we have not elected to implement this step-up as a result of any of our acquisitions. If the Company is not in compliance with the covenants under the Credit Agreement or the Company otherwise experiences an event of default, the lenders would be entitled to take various actions, including acceleration of amounts due under the Credit Agreement. As of December 31, 2023 and 2022, the Company was in compliance with all applicable covenants, including the Financial Covenant.
Consolidated EBITDA is defined in the Credit Agreement as net income/(loss) adjusted to exclude interest expense, other income/(loss), net, benefit from/(provision for) income taxes, depreciation and amortization and stock-based compensation expense. In addition, consolidated EBITDA also allows for other adjustments such as the exclusion of transaction costs, changes in deferred revenue and other costs that may be considered non-recurring.
The fair value of the Term Loan was approximately $571,398 and $516,266 as of December 31, 2023 and 2022, respectively. The fair market value estimate is based on Level 2 of the fair market value hierarchy.
Interest Expense
Total interest expense related to debt was $36,768, $18,206 and $11,081 for the years ended December 31, 2023, 2022 and 2021, respectively.

SQUARESPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
Scheduled Principal Payments
The scheduled principal payments required under the terms of the Credit Facility are as follows:

Year Ending December 31,	Amount
2024	$48,977
2025	522,421
Total	$571,398
12.    Income Taxes
As of December 31, 2023, the Company is subject to income taxation and files income tax returns in the U.S. federal jurisdiction, various U.S. state and foreign jurisdictions.
Income Tax Provision
The domestic and foreign components of the Company’s income/(loss) before income taxes are as follows:

	Years Ended December 31,
	2023	2022	2021
U.S.	$28,282	$(224,320)	$(261,461)
Foreign	22,040	(671)	16,137
Income/(loss) before income taxes	$50,322	$(224,991)	$(245,324)
The Company’s provision for income taxes for the years ended December 31, 2023, 2022 and 2021 is comprised of the following:

	Years Ended December 31,
	2023	2022	2021
Current:
Federal	$(45,190)	$(21,714)	$475
State	(8,209)	(5,425)	186
Foreign	(3,753)	697	(1,290)
Total current	(57,152)	(26,442)	(629)
Deferred:
Federal	(211)	(671)	2,545
State	(40)	(117)	(4,931)
Foreign	—	—	(810)
Total deferred	(251)	(788)	(3,196)
Provision for income taxes	$(57,403)	$(27,230)	$(3,825)

SQUARESPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
A reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate for the years ended December 31, 2023, 2022 and 2021 is as follows:

	Years Ended December 31,
	2023	2022	2021
Expected (provision for)/benefit from income tax at federal statutory tax rate (21%)	$(10,568)	$47,248	$51,518
Effect of:
State and local income taxes, net of federal benefit	(2,269)	(2,665)	3,066
Nondeductible transaction expenses	—	—	(48,280)
Stock-based compensation	1,621	(2,617)	14,476
Effect of foreign operations	1,282	(2,267)	164
Foreign-derived intangible income deduction	5,652	4,575	—
Research and development credits	7,631	15,936	10,562
Nondeductible executive compensation	(5,878)	(7,426)	(6,914)
Valuation allowance	(52,613)	(28,490)	(26,866)
Unrecognized tax benefits	(2,309)	(3,547)	(2,787)
Impairment charge	—	(47,284)	—
Other adjustments	48	(693)	1,236
Provision for income taxes	$(57,403)	$(27,230)	$(3,825)
The Company’s estimated annual effective income tax rate for the year ended December 31, 2023, differed from the statutory rate of 21%, primarily due to the change in the valuation allowance for deferred tax assets related primarily to the capitalization and amortization of research and development expenditures as required by the 2017 Tax Cuts and Jobs Act, nondeductible executive compensation, unrecognized tax benefits and state and local income taxes, partially offset by research and development credits, foreign-derived intangible income deduction and stock-based compensation.
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

SQUARESPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
Significant components of the Company’s deferred income tax assets and liabilities were as follows:

	December 31,
	2023	2022
Deferred tax assets:
Accrued expenses	$5,877	$4,540
Operating lease liabilities	26,458	29,048
Net operating loss carryforwards	2,711	3,906
Stock-based compensation	10,002	12,582
Research and development capitalization	93,770	49,390
Unrealized gains/losses on foreign exchange	941	—
Other	156	167
Gross deferred tax assets	139,915	99,633
Valuation allowance	(104,380)	(56,966)
Net deferred tax assets	35,535	42,667

Deferred tax liabilities:
Deferred expenses	(4,114)	(3,458)
Fixed assets	(3,961)	(5,392)
Intangible assets	(10,089)	(11,413)
Operating lease right-of-use assets	(18,410)	(20,516)
Unrealized gains/losses on foreign exchange	—	(2,676)
Total deferred tax liabilities	(36,574)	(43,455)
Net deferred tax liabilities	$(1,039)	$(788)
As of December 31, 2023, the Company had federal net operating loss carryovers of approximately $715 and state net operating loss carryovers of approximately $35,746 (post-apportioned). The federal net operating loss may be carried forward indefinitely. The state net operating loss carryforwards, if not utilized, will expire on various dates, beginning in 2032. The Company had no research tax credit carryforwards as of December 31, 2023.
The need for a valuation allowance requires an assessment of both positive and negative evidence when determining whether it is more-likely-than-not that deferred tax assets are recoverable. As of December 31, 2023, the Company recorded a full valuation allowance of $104,380 against all federal, state and foreign deferred tax assets that the Company believes will not be realizable on a more-likely-than-not basis. Such assessment is required on a jurisdiction-by-jurisdiction basis. In making such assessment, significant weight is given to evidence that can be objectively verified. A significant piece of objective negative evidence evaluated was the cumulative loss incurred by the Company over the three-year period ending December 31, 2023. After considering both positive and negative evidence to assess the recoverability of the Company's net deferred tax assets and given the substantial amount of deferred tax assets that will remain unutilized to offset reversing deferred tax liabilities, the Company determined that it was not more-likely-than-not that it would realize any of its deferred tax assets. The Company intends to continue maintaining a full valuation allowance on its federal, state and foreign deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances.
As of December 31, 2023, the Company considered a significant portion of the earnings of foreign subsidiaries to be not permanently reinvested outside the U.S. The incremental deferred federal and state income taxes or foreign withholding taxes are not material to the financial statements as those respective earnings have previously been subject to U.S. taxation or will receive a dividend received deduction.

SQUARESPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
Uncertain Tax Benefits
A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2023 and 2022 is as follows:

Unrecognized Tax Benefits
Balance at December 31, 2021	$8,317
Additions based on tax positions taken during a prior period	1,004
Expirations based on tax positions taken during the current period	(1,749)
Additions based on tax positions taken during the current period	3,583
Balance at December 31, 2022	$11,155
Reductions based on tax positions taken during a prior period	(912)
Expirations based on tax positions taken during the current period	(1,161)
Additions based on tax positions taken during the current period	2,581
Balance at December 31, 2023	$11,663
All unrecognized tax benefits have been recorded to other liabilities in the consolidated balance sheets. As of December 31, 2023, unrecognized tax benefits approximated $11,663, all of which would affect the effective tax rate if recognized. As of December 31, 2022, unrecognized tax benefits approximated $11,155, which would not affect the effective tax rate if recognized due to the valuation allowance. The Company does not believe that its unrecognized tax benefits as of December 31, 2023 will significantly increase or decrease within the next twelve months. The Company's policy is to include interest and penalties related to unrecognized tax benefits within the Company's provision for income taxes. As of December 31, 2023, accrued interest and penalties were $905 and there were no accrued interest and penalties as of December 31, 2022.
The Company’s federal income tax returns for the years ended December 31, 2019 through December 31, 2022 remain subject to examination. The Company’s corporate income tax returns for the years ended December 31, 2019 through December 31, 2022 remain subject to examination by taxing authorities in various U.S. states and Ireland. In addition, in the U.S., any net operating losses or credits that were generated in prior years but utilized in open years may also be subject to examination.
On December 15, 2022, the Ireland Finance Act 2022 was signed into Irish law. With the enactment of the Ireland Finance Act 2022, qualifying Ireland related research and development tax credits do not depend on the generation of future taxable income. As a result, the Company determined these credits to be a credit to research and development expenses in the form of a government grant as analogized under International Accounting Standards 20, Accounting for Government Grants and Disclosure of Government Assistance. As of December 31, 2023, the Company recognized Ireland related research and development tax credits of $495, as a reduction to research and product development in the consolidated statements of operations.
Supplemental Information: Valuation Allowance
A reconciliation of the beginning and ending valuation allowance for the years ended December 31, 2023 and 2022 is as follows:

Valuation Allowance
Balance at December 31, 2021	$26,875
Charged to expenses	30,054
Charged to other accounts	37
Balance at December 31, 2022	$56,966
Charged to expenses	47,459
Credited to other accounts	(45)
Balance at December 31, 2023	$104,380

SQUARESPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
13.    Commitments and Contingencies
Indirect Taxes
The Company is subject to indirect taxation in some, but not all, of the various U.S. states and foreign jurisdictions in which it conducts business. Therefore, the Company has an obligation to charge, collect and remit Value Added Tax (“VAT”) or Goods and Services Tax (“GST”) in connection with certain foreign sales transactions and sales and use tax in connection with eligible sales to subscribers in certain U.S. states. On June 21, 2018, the U.S. Supreme Court overturned the physical presence nexus standard and held that states can require remote sellers to collect sales and use tax. In addition, U.S. states and foreign jurisdictions have and continue to enact laws which expand tax collection and remittance obligations that could apply to a platform like the Company's. This also includes the requirement for e-commerce platforms to collect and remit taxes on certain sales through a marketplace. As a result of these rulings, recently enacted laws, and the scope of the Company’s operations, taxing authorities continue to provide regulations that increase the complexity and risks to comply with such laws and could result in substantial liabilities, prospectively as well as retrospectively. In accordance with ASC 450, the Company establishes accruals for contingencies, including uncertainties related to taxes not based on income, when the Company believes it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Based on the information available, the Company continues to evaluate and assess the jurisdictions in which indirect tax nexus exists and believes that the indirect tax liabilities are adequate and reasonable. However, due to the complexity and uncertainty around the application of these rules by taxing authorities, results may vary materially from the Company’s expectations. The Company had indirect tax contingencies of $29,836 and $25,857, included in the indirect tax liability of $38,174 and $33,486 as of December 31, 2023 and 2022, respectively, which is presented as part of accrued liabilities in the consolidated balance sheets.
Purchase Obligations – Cloud-Computing Services and Software-as-a-Service
As of December 31, 2023, the Company had outstanding non-cancelable purchase obligations with a term of 12 months or longer, mainly related to third-party cloud-computing as well as software-as-a-service services, as follows:

Year Ending December 31,	Amount
2024	18,500
2025	20,500
2026	22,500
2027	25,000
Total	$86,500
Certain Risks and Concentrations
The Company’s revenues were principally generated from SaaS customers establishing their online presence. The market is highly competitive and rapidly changing. Significant changes in this industry, technological advances or changes in customer buying behavior could adversely affect the Company’s future results of operations.
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
14.    Leases
The Company has operating leases for its office space with lease terms through 2034. Certain lease agreements include options to extend and/or terminate the lease. The Company's lease agreements do not contain terms and conditions of material restrictions, covenants or residual value guarantees. Variable lease costs are comprised primarily of the Company's proportionate share of operating expenses and property taxes.

SQUARESPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
On March 10, 2022, the Company entered into an agreement to sublease a portion of one of its office spaces in Chicago, IL which ended on May 30, 2023. The Company recorded sublease income related to the Chicago, IL office space sublease of $152 and $293 during the years ended December 31, 2023 and 2022, respectively.
On March 31, 2022, the Company reassessed the useful life of its operating lease right-of-use asset related to its leased office space in Los Angeles, CA due to ceasing the use of the office space with no expected future benefit. As a result, the Company recorded an additional $258 of operating lease expense in the consolidated statement of operations during the year ended December 31, 2022.
On September 30, 2022, the Company remeasured the lease liability and adjusted the right-of-use asset related to its leased office space in Portland, OR due to a reassessment of the lease term. As a result, the associated operating lease liability and operating lease right-of-use asset were reduced by $3,213 in the consolidated balance sheet as of December 31, 2022.
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
The components of operating lease expense, net recognized in the consolidated statement of operations were as follows:

	Years Ended December 31,
	2023	2022
Operating lease costs
Operating lease costs	$13,552	$16,504
Variable lease costs	3,615	1,931
Short-term lease costs	264	130
Operating lease income
Sublease income	$445	$648
Total operating lease expense, net	$16,986	$17,917
Supplemental disclosure of cash and non-cash operating activities related to operating leases were as follows:

	Years Ended December 31,
	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities, net of cash received for lease incentives	$15,860	$14,229
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$—	$255
The weighted-average lease term and discount rate related to operating leases were as follows:

	Years Ended December 31,
	2023	2022
Weighted-average remaining lease term (in years)	7.31	8.25
Weighted-average discount rate use in measuring operating lease liabilities	3.75%	3.75%

SQUARESPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
As of December 31, 2023, maturities of operating lease liabilities were as follows:

Year Ending December 31,	Amount
2024	16,512
2025	16,898
2026	17,622
2027	17,085
2028	17,302
Thereafter	41,207
Total operating lease payments	126,626
Less: imputed interest	(16,272)
Total operating lease liabilities	$110,354
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
16.    Stockholders’ Deficit
Class A Common Stock
On May 19, 2021, the Company completed the Direct Listing of its Class A common stock. Each holder of shares of Class A common stock shall be entitled to one vote for each share held. As of December 31, 2023, the number of authorized shares of Class A common stock, par value $0.0001 per share, by the Company was 1,000,000,000.
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
During the years ended December 31, 2023 and 2022, the Company repurchased 1,279,256 and 5,531,186 shares and paid cash of $25,989 and $120,193, including commissions of $26 and $113, respectively, under the Stock Repurchase Plan through open market purchases. The weighted-average price per share for the share repurchases was $22.17 and $21.28, respectively, during the years ended December 31, 2023 and 2022. As of December 31, 2023, approximately $53,818 remained available for stock repurchase pursuant to the Stock Repurchase Plan.
Class B Common Stock
Each holder of shares of Class B common stock shall be entitled to ten votes for each share held.
Each outstanding share of the Company's Class B common stock is convertible into one share of Class A common stock at any time. During the year ended December 31, 2021, an aggregate of 17,382,845 shares of the Company's outstanding Class B common stock converted into an aggregate of 17,382,845 shares of Class A common stock. As of December 31, 2023, the number of authorized shares of Class B common stock, par value $0.0001 per share, by the Company was 100,000,000.

SQUARESPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
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
On May 10, 2021, the Company created a new Class C common stock pursuant to the Company's amended and restated certificate of incorporation. As of December 31, 2023, the number of authorized shares of the new Class C common stock, par value $0.0001 per share, by the Company was 1,000,000,000. The board of directors has the authority, without stockholder approval except as required by the NYSE, to issue shares of the Company's Class C common stock. The new Class C common stock is not convertible into shares of Class A common stock or Class B common stock and has no voting rights. As of December 31, 2023, the Company has not issued any shares of the new Class C common stock.
Dividend
The Company shall not declare or pay dividends on Class A common stock, Class B common stock or Class C common stock unless the same dividend or distribution with the same record date and payment dated shall be declared or paid on all shares of Class A, Class B and Class C common stock.
During the years ended December 31, 2023 and 2022 the Company did not declare or pay any dividends. During the year ended December 31, 2021, the Company did not declare any dividends and dividends paid were not material.
17.    Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss activity for the years ended December 31, 2023, 2022 and 2021 was as follows:

	Foreign Currency Translation Adjustments	Net Unrealized Gains/(Losses) on Marketable Securities	Total Accumulated Other Comprehensive Income/(Loss)
Balance at December 31, 2020	$2,341	$114	$2,455
Other comprehensive loss before reclassifications	(2,511)	(189)	(2,700)
Benefit from income taxes	—	37	37
Other comprehensive loss	(2,511)	(152)	(2,663)
Balance at December 31, 2021	$(170)	$(38)	$(208)
Other comprehensive loss before reclassifications	(1,279)	(178)	(1,457)
Other comprehensive loss	(1,279)	(178)	(1,457)
Balance at December 31, 2022	$(1,449)	$(216)	$(1,665)
Other comprehensive income before reclassifications	606	216	822
Other comprehensive income	606	216	822
Balance at December 31, 2023	$(843)	$—	$(843)
Amounts reclassified out of accumulated other comprehensive loss, net of taxes, during the years ended December 31, 2023 and 2022 were not material.

SQUARESPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
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
A summary of the Company’s stock option activity for the 2008 Plan during the years ended December 31, 2023, 2022 and 2021 is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Life (years)	Aggregate Intrinsic Value
As of December 31, 2020	5,228,413	$1.93	3.60	$246,101
Exercised	(3,326,356)	1.43
Forfeited and expired	(4,570)	3.31
As of December 31, 2021	1,897,487	$2.80	3.89	$50,585
Exercised	(674,773)	3.36
Forfeited and expired	(40,689)	0.43
As of December 31, 2022	1,182,025	$2.58	2.73	$23,159
Exercised	(63,911)	2.94
Forfeited and expired	(498)	1.82
As of December 31, 2023	1,117,616	$2.56	1.72	$34,034
Vested at December 31, 2023	1,117,616	$2.56	1.72	$34,034
Exercisable at December 31, 2023	1,117,616	$2.56	1.72	$34,034
As of December 31, 2023, 2022 and 2021, there were no unrecognized compensation costs for stock options. The excess tax benefit of stock option exercises was $65, $684 and $5,961 for the years ended December 31, 2023, 2022 and 2021, respectively.
The Company recognizes the impact of forfeitures in the period that the option is forfeited. All of the Company’s option awards are amortized on a straight-line basis over the requisite service periods of the awards.
Restricted Stock Units (“RSUs”) and Performance Stock Units (“PSUs”)
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
(in thousands, except share and per share data)
Squarespace, Inc. 2021 Equity Incentive Plan
On March 25, 2021, the Company’s board of directors adopted the Squarespace, Inc. 2021 Equity Incentive Plan (“the 2021 Plan”) which was approved by the stockholders on May 3, 2021 and went into effect on May 9, 2021. Under the 2021 Plan, the Company may grant shares of its Class A common stock in the form of RSUs, PSUs, stock options, stock appreciation rights and other stock awards. RSUs are subject to continuous service and generally vest over four years and subsequent to the Direct Listing, are measured based on the closing price of the Company’s Class A common stock as reported on the date of grant.
During the year ended December 31, 2023, the Company granted 193,381 shares of Class A common stock in the form of PSUs under the 2021 Plan. PSUs will generally vest over 3 years and are subject to continuous service and the achievement of certain unlevered free cash flow margin and revenue growth targets. The percentage of PSUs that will vest can range from 0% to 200% based on the growth targets that are achieved. PSUs are measured based on the closing price of the Company's Class A common stock as reported on the date of grant. The related stock-based compensation expenses are recorded over the vesting period or requisite service period if the performance conditions are probable of being met and included in the consolidated statements of operations.
A summary of the Company’s RSU and PSU activity during years ended December 31, 2023, 2022 and 2021 is as follows:

	Number of Share Units	Weighted Average Grant Date Fair Value Per Share Unit
Outstanding – December 31, 2020	5,441,475	$21.27
Granted	2,224,913	56.41
Vested	(1,661,752)	18.92
Forfeited	(543,017)	29.70
Outstanding – December 31, 2021	5,461,619	$33.65
Granted	7,051,349	25.78
Vested	(2,209,501)	33.51
Forfeited	(1,829,624)	30.67
Outstanding – December 31, 2022	8,473,843	$19.90
Granted	6,306,879	27.30
Vested	(3,363,291)	28.00
Forfeited	(1,391,824)	29.48
Outstanding – December 31, 2023	10,025,607	28.31
As of December 31, 2023, 2022 and 2021, the fair value of share units vested was $91,364, $50,808 and $77,480, respectively. As of December 31, 2023, 2022 and 2021, there was $232,140, $192,616 and $150,324, respectively, of total unrecognized compensation costs related to RSU and PSU grants that are expected to be recognized over a weighted-average period of 2.8 years, 3.0 years and 2.8 years, respectively. The excess tax benefit of shares vested was $2,913, $2,058 and $10,589 for the years ended December 31, 2023, 2022 and 2021, respectively.
In connection with the vesting of shares, the Company reacquired 1,357,468 shares for $36,707, 925,179 shares for $21,404 and 737,715 shares for $34,503 during the years ended December 31, 2023, 2022 and 2021, respectively, in order to satisfy employee tax withholding obligations. The employees received the net number of shares after consideration to those reacquired. The reacquired shares subsequently became available again for issuance under the Plan.
Executive Restricted Stock Grant
On August 22, 2017, and subsequently modified on August 24, 2020, the Company granted its CEO 4,460,858 shares of Class B common stock (the “CEO Stock Grant Agreement”) that contained a provision that required either (1) a Liquidation Event (other than a liquidation, dissolution or winding up of the Company) as defined by the CEO Stock Grant Agreement or (2) an IPO, as defined by the CEO Stock Grant Agreement, before August 22, 2021 or the shares would be forfeited. The Company estimated the fair value of the Class B common stock to be $51.40 per share on the modification date.

SQUARESPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
On May 19, 2021, upon completion of the Direct Listing, 4,460,858 shares of Class B common stock vested in accordance with the CEO Stock Grant Agreement. As a result, the Company recorded stock-based compensation expense of $229,288 in general and administrative expenses in the consolidated statement of operations during the year ended December 31, 2021.
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
During the years ended December 31, 2023, 2022 and 2021, the Company recorded compensation expense of $19,530, $31,008 and $24,776, respectively, related to the Casalena Performance Award in general and administrative expenses in the consolidated statements of operations.

SQUARESPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
Stock-Based Compensation
The classification of stock-based compensation by line item in the consolidated statements of operations was as follows:

	Years Ended December 31,
	2023	2022	2021
Cost of revenue	$5,536	$3,414	$1,545
Research and product development	54,806	42,237	33,030
Marketing and sales	10,856	8,696	5,929
General and administrative	36,551	48,186	267,420
Total stock-based compensation	$107,749	$102,533	$307,924
The amount above excludes $3,940, $980 and $380 of stock compensation capitalized as property and equipment, net, for the years ended December 31, 2023, 2022 and 2021, respectively. The tax benefit associated with stock-based compensation was $22,175, $17,126 and $19,135, which was entirely offset by the Company’s valuation allowance, for the years ended December 31, 2023, 2022 and 2021, respectively.
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
The following table summarizes the shares available under the 2008 and 2017 Plans:

Shares Available Under the 2008 and 2017 Plans
Balance as of December 31, 2020	8,727,557
Granted	(1,165,141)
Casalena Performance Award granted	(2,750,000)
Forfeited and expired	500,245
Reacquired to satisfy employee tax withholding obligations	737,715
Balance as of December 31, 2021	6,050,376
Granted	—
Forfeited and expired	918,956
Reacquired to satisfy employee tax withholding obligations	858,117
Balance as of December 31, 2022	7,827,449
Granted	—
Forfeited and expired	118,514
Reacquired to satisfy employee tax withholding obligations	378,180
Balance as of December 31, 2023	8,324,143

SQUARESPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
The following table summarizes the shares available for future issuance under the 2021 Plan:

Shares Available for Future Grant Under the 2021 Plan
Balance as of December 31, 2020	—
Class A common shares available for issuance	19,250,000
Granted	(1,059,772)
Forfeited	47,342
Balance as of December 31, 2021	18,237,570
Granted	(7,051,349)
Forfeited	951,357
Reacquired to satisfy employee tax withholding obligations	67,062
Additional authorized shares	6,958,569
Balance as of December 31, 2022	19,163,209
Granted	(6,306,879)
Forfeited	1,273,808
Reacquired to satisfy employee tax withholding obligations	979,288
Additional authorized shares	6,779,964
Balance as of December 31, 2023	21,889,390
Annually on January 1 of each fiscal year, beginning on January 1, 2022, the authorized shares available for issuance shall be increased by a number of shares of common stock equal to 5% of the aggregate number of shares outstanding on December 31 of the year immediately prior. Accordingly, the Company increased the authorized shares available for issuance by 6,779,964 on January 1, 2023.
19.    Retirement Plans
After three months of employment, employees of the Company may participate in a 401(k) savings plan. Employees may elect to defer portions of their salary pursuant to a formula upon meeting certain age and service requirements. Under this plan, the Company makes matching contributions on behalf of participants equal to 100% on participant contributions up to 4% of their compensation. Participants are immediately and fully vested in their voluntary contributions and all matching contributions. During the years ended December 31, 2023, 2022 and 2021, the Company contributed $8,364, $7,628 and $6,211, respectively, to this plan.
After completing three months of service, employees of Limited may participate in a tax efficient defined contribution pension plan. Under this plan, Limited will make contributions up to 4% of the employee’s annual salary. During the years ended December 31, 2023, 2022 and 2021, Limited contributed $354, $288 and $226, respectively, to this plan.
The Company also maintains additional defined contribution pension plans for eligible international employees belonging to our additional international subsidiaries. Contributions to these plans from these subsidiaries were immaterial for December 31, 2023, 2022 and 2021, respectively.
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
Certain former members of Tock's senior management, whose resignations were effective as of December 15, 2022, had an ownership in several of the Company's restaurant customers. For the year ended December 31, 2022, these restaurant customers contributed revenue of $1,167. As of December 31, 2022, the Company had a liability of $413 due to these restaurant customers, which primarily represents diner prepayments and sales tax, and is included in funds due to customers in the consolidated balance sheet.

SQUARESPACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
On September 1, 2014, the Company entered into an agreement with Getty Images to resell certain content to the Company’s customers. The Deputy Chairman of Getty Images is a member of the Company’s board of directors. Amounts recorded in connection with this agreement were not material for the years ended December 31, 2023, 2022 and 2021.
21.    Net Loss per Share Attributable to Class A, Class B and Class C Common Stockholders
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
The following table sets forth the computation of basic and diluted net loss per share attributable to Class A, Class B and Class C common stockholders:

	Years Ended December 31,
	2023	2022	2021
Numerator:
Net loss	$(7,081)	$(252,221)	$(249,149)
Less: accretion of redeemable convertible preferred stock to redemption value	—	—	(969)
Net loss attributable to Class A, Class B, Class C common stockholders, basic and dilutive	$(7,081)	$(252,221)	$(250,118)
Denominator:
Weighted-average shares used in computing net loss per share attributable to Class A, Class B and Class C common stockholders, basic and dilutive	135,531,363	138,409,491	96,234,381
Net loss per share attributable to Class A, Class B and Class C common stockholders, basic and dilutive	$(0.05)	$(1.82)	$(2.60)
The following weighted-average outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to Class A, Class B and Class C common stockholders for the periods presented because including them would have been antidilutive:

	Years Ended December 31,
	2023	2022	2021
Outstanding stock options	1,117,616	1,182,027	1,897,487
Restricted stock units	9,848,165	8,473,843	5,461,619
Total	10,965,781	9,655,870	7,359,106
22.    Subsequent Events
On February 26, 2024, the board of directors of the Company (the "Board") authorized a general share repurchase program of the Company’s Class A common stock of up to $500,000 with no fixed expiration. These Class A common stock repurchases may occur in the open market, through privately negotiated transactions, through block purchases, other purchase techniques including the establishment of one or more plans under Rule 10b5-1 of the Securities Exchange Act of 1934 or by any combination of such methods. The timing and actual amount of shares repurchased will depend on a variety of different factors and may be modified, suspended or terminated at any time at the discretion of the Board.

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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023, the end of the period covered by the Annual Report on Form 10-K. Based on the evaluation of our disclosure controls and procedures our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were operating effectively and our management has concluded that our consolidated financial statements included in this Annual Report on Form 10-K are fairly stated in all material respects in accordance with U.S. GAAP.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, our management has concluded that its internal control over financial reporting was effective as of December 31, 2023 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included herein.
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
Item 9B. Other Information
On December 4, 2023, Paul Gubbay, Chief Product Officer, adopted a 10b5-1 trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The 10b5-1 trading plan provides for the sale of an aggregate of up to 30,000 shares of the Company's common stock, excluding any shares withheld by the Company to satisfy tax withholding obligations, between March 2024 and December 2024, subject to early termination for certain specified events set forth in the plan.

On December 11, 2023, Courtenay O’Connor, General Counsel, adopted a 10b5-1 trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The 10b5-1 trading plan provides for the sale of an aggregate of up to 59,726 shares of the Company's common stock, excluding any shares withheld by the Company to satisfy tax withholding obligations, between March 2024 and November 2024, subject to early termination for certain specified events set forth in the plan.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
Our board of directors has adopted a code of business conduct and ethics that applies to all of our employees and directors, including our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The full text of our code of business conduct and ethics is available on our investor relations website at investors.squarespace.com. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our code of business conduct and ethics by posting such information on the website address and location specified above.
The remaining information required by this item will be included in our Proxy Statement for our Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2023, and is incorporated by reference.
Item 11. Executive Compensation
The information required by this item will be included in our Proxy Statement for our Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2023, and is incorporated by reference.
Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters
The information required by this item will be included in our Proxy Statement for our Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2023, and is incorporated by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be included in our Proxy Statement for our Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2023, and is incorporated by reference.
Item 14. Principal Accounting Fees and Services
The information required by this item will be included in our Proxy Statement for our Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2023, and is incorporated by reference.

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

		Incorporated by Reference
Exhibit No.	Exhibit Title	Form	File Number	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated March 31, 2021, by and among the Registrant, Tremont 2021 Acquisition Corp, Tremont 2021 Acquisition II LLC and Tock, Inc.	S-1	333-255284	2.1	April 16, 2021
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-8	333-255977	4.2	May 10, 2021
3.2	Amended and Restated Bylaws of the Registrant.	S-8	333-255977	4.3	May 10, 2021
4.1	Description of Securities.	10-K	001-40393	4.1	March 7, 2022
10.1	Voting and Support Agreement between the Registrant and the stockholders of the Registrant listed therein, dated May 10, 2021.	S-1	333-255284	10.1	April 16, 2021
10.2	Registration Rights Agreement between the Registrant and the stockholders of the Registrant listed therein, dated May 10, 2021.	S-1	333-255284	10.2	April 16, 2021
10.3†	Form of Indemnification Agreement between the Registrant and each of its Directors and Executive Officers.	S-1	333-255284	10.3	April 16, 2021
10.4†	Squarespace, Inc. 2021 Equity Incentive Plan.	S-8	333-255977	99.1	May 10, 2021
10.5†	Form of Restricted Stock Unit Award Agreement pursuant to the Squarespace, Inc. 2021 Equity Incentive Plan.	S-1	333-255284	10.5	April 16, 2021
10.6†	Form of Performance Restricted Stock Unit Award Agreement pursuant to the Squarespace, Inc. 2021 Equity Incentive Plan.	10-Q	001-40393	10.1	May 9, 2023
10.7†	Form of Stock Option Award Agreement pursuant to the Squarespace, Inc. 2021 Equity Incentive Plan.	S-1	333-255284	10.6	April 16, 2021
10.8†	Squarespace, Inc. 2021 Employee Stock Purchase Plan.	S-8	333-255977	99.2	May 10, 2021
10.9†	Squarespace, Inc. 2017 Equity Incentive Plan.	S-1	333-255284	10.8	April 16, 2021

10.10†	Form of Restricted Stock Unit Award Agreement pursuant to the Squarespace, Inc. 2017 Equity Incentive Plan.	S-1	333-255284	10.9	April 16, 2021
10.11†	Squarespace, Inc. Amended 2008 Equity Incentive Plan.	S-1/A	333-255284	10.10	April 26, 2021
10.12†	Form of Stock Option Agreement pursuant to the Squarespace, Inc. Amended 2008 Equity Incentive Plan.	S-1/A	333-255284	10.11	April 26, 2021
10.13†	Squarespace, Inc. Amended and Restated 2008 Equity Incentive Plan.	S-1/A	333-255284	10.12	April 26, 2021
10.14†	Form of Stock Option Agreement pursuant to the Squarespace, Inc. Amended and Restated 2008 Equity Incentive Plan.	S-1/A	333-255284	10.13	April 26, 2021
10.15†	Form of Executive Employment Agreement.	S-1	333-255284	10.12	April 16, 2021
10.16†	Form of Employee Invention Assignment and Confidentiality Agreement.	S-1	333-255284	10.13	April 16, 2021
10.17†	Employment Agreement between Squarespace, Inc. and Anthony Casalena, dated April 15, 2021.	S-1	333-255284	10.14	April 16, 2021
10.18†	Performance Restricted Stock Unit Agreement between Squarespace, Inc. and Anthony Casalena, dated April 15, 2021.	S-1	333-255284	10.15	April 16, 2021
10.19	Amended and Restated Credit Agreement, dated December 11, 2020.	S-1	333-255284	10.16	April 16, 2021
10.20	Amendment No. 1 to the Amended and Restated Credit Agreement, dated June 15, 2023.	10-Q	001-40393	10.1	August 8, 2023
10.21	Lease Agreement, between Trinity Hudson Holdings, LLC and the Registrant, dated September 19, 2014.	S-1	333-255284	10.17	April 16, 2021
10.22	First Amendment to the Lease Agreement, between Trinity Hudson Holdings, LLC and the Registrant, dated August 18, 2017.	S-1	333-255284	10.18	April 16, 2021
10.23	Second Amendment to the Lease Agreement, between Trinity Hudson Holdings, LLC and the Registrant, dated October 6, 2017.	S-1	333-255284	10.19	April 16, 2021
10.24	Third Amendment to the Lease Agreement, between Trinity Hudson Holdings, LLC and the Registrant, dated May 22, 2019.	S-1	333-255284	10.20	April 16, 2021
10.25	Fourth Amendment to the Lease Agreement, between Trinity Hudson Holdings, LLC and the Registrant, dated December 16, 2019.	S-1	333-255284	10.21	April 16, 2021
10.26*	Squarespace, Inc. Compensation Recovery Policy, dated October 2, 2023.
21.1*	List of Subsidiaries.
23.1*	Consent of Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (included in the signature pages attached to this Annual Report on Form 10-K).
31.1*	Certification of the Registrant’s Principal Executive Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Registrant’s Principal Financial Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1 NS*	Inline XBRL Instance Document.

101.S CH*	Inline XBRL Taxonomy Extension Schema Document.
101.C AL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.D EF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.L AB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.P RE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 28, 2024.

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

Signature	Title	Date

/s/ Anthony Casalena	Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2024
Anthony Casalena

/s/ Nathan Gooden	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 28, 2024
Nathan Gooden

/s/ Andrew Braccia	Director	February 28, 2024
Andrew Braccia

/s/ Michael Fleisher	Director	February 28, 2024
Michael Fleisher

/s/ Liza Landsman	Director	February 28, 2024
Liza Landsman

/s/ Anton Levy	Director	February 28, 2024
Anton Levy

/s/ Jonathan Klein	Director	February 28, 2024
Jonathan Klein

/s/ Neela Montgomery	Director	February 28, 2024
Neela Montgomery