Form 10-Q
period 2024-03-31
Squarespace, Inc.
filed 2024-05-07
CIK 1496963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
_________________________________
[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________
Commission File Number: 001-40393
SQUARESPACE, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	20-0375811 (I.R.S. Employer Identification No.)

225 Varick Street, 12th Floor New York, New York (Address of Principal Executive Offices)	10014 (Zip Code)
Registrant’s Telephone Number, Including Area Code: (646) 580-3456
Securities registered pursuant to Section 12(b) of the Act:

Title of each class Class A Common Stock, 0.0001 par value per share	Trading Symbol(s) SQSP	Name of each exchange on which registered New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of March 31, 2024, the registrant had 89,684,219 shares of Class A Common Stock, 47,844,755 shares of Class B Common Stock, and no shares of Class C Common Stock, each with a par value of $0.0001 per share, outstanding.

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

PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
SQUARESPACE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$241,905	$257,702
Restricted cash	38,778	36,583
Investment in marketable securities	46,981	—
Accounts receivable	30,297	24,894
Due from vendors	5,298	6,089
Prepaid expenses and other current assets	70,419	48,947
Total current assets	433,678	374,215
Property and equipment, net	58,759	58,211
Operating lease right-of-use assets	75,325	77,764
Goodwill	210,438	210,438
Intangible assets, net	175,225	190,103
Other assets	12,044	11,028
Total assets	$965,469	$921,759
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$21,386	$12,863
Accrued liabilities	109,789	99,435
Deferred revenue	376,134	333,191
Funds payable to customers	44,076	42,672
Debt, current portion	53,058	48,977
Operating lease liabilities, current portion	12,819	12,640
Total current liabilities	617,262	549,778
Deferred income taxes, non-current portion	1,100	1,039
Debt, non-current portion	503,833	519,816
Operating lease liabilities, non-current portion	94,317	97,714
Other liabilities	15,230	13,764
Total liabilities	1,231,742	1,182,111
Commitments and contingencies (see Note 10)
Stockholders’ deficit:
Class A common stock, par value of $0.0001; 1,000,000,000 shares authorized as of March 31, 2024 and December 31, 2023, respectively; 89,684,219 and 88,545,012 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	9	9
Class B common stock, par value of $0.0001; 100,000,000 shares authorized as of March 31, 2024 and December 31, 2023, respectively; 47,844,755 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	5	5
Class C common stock (authorized May 10, 2021), par value of $0.0001; 1,000,000,000 shares authorized as of March 31, 2024 and December 31, 2023, respectively; zero shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	—	—
Additional paid in capital	918,552	924,634
Accumulated other comprehensive loss	(826)	(843)
Accumulated deficit	(1,184,013)	(1,184,157)
Total stockholders’ deficit	(266,273)	(260,352)
Total liabilities and stockholders’ deficit	$965,469	$921,759
The accompanying notes are an integral part of these condensed consolidated financial statements.

SQUARESPACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue	$281,148	$237,028
Cost of revenue	80,774	42,950
Gross profit	200,374	194,078
Operating expenses:
Research and product development	66,846	58,570
Marketing and sales	117,533	101,672
General and administrative	30,823	32,340
Total operating expenses	215,202	192,582
Operating (loss)/income	(14,828)	1,496
Interest expense	(10,381)	(8,094)
Other income/(loss)	4,577	(840)
Loss before benefit from income taxes	(20,632)	(7,438)
Benefit from income taxes	20,776	7,940
Net income	$144	$502

Net income per share, basic and diluted	$0.00	$0.00
Weighted-average shares used in computing net income per share, basic	136,936,860	134,917,610
Weighted-average shares used in computing net income per share, diluted	140,447,379	137,182,268
The accompanying notes are an integral part of these condensed consolidated financial statements.

SQUARESPACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Net income	$144	$502
Other comprehensive income
Foreign currency translation adjustment	44	258
Unrealized (loss)/gain on marketable securities, net of income taxes	(27)	216
Total other comprehensive income	17	474
Total comprehensive income	$161	$976
The accompanying notes are an integral part of these condensed consolidated financial statements.

SQUARESPACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
(in thousands, except share data)
(unaudited)
Three Months Ended March 31, 2024 and 2023

	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2023	88,545,012	$9	47,844,755	$5	—	$—	$924,634	$(843)	$(1,184,157)	$(260,352)
Stock-based compensation	—	—	—	—	—	—	28,979	—	—	28,979
Stock option exercises	420,214	—	—	—	—	—	841	—	—	841
Vested RSUs converted to common shares	1,808,975	—	—	—	—	—	—	—	—	—
Taxes paid related to net share settlement of equity awards	(769,189)	—	—	—	—	—	(24,022)	—	—	(24,022)
Repurchase and retirement of Class A common stock	(320,793)	—	—	—	—	—	(12,164)	—	—	(12,164)
Excise tax on repurchase of Class A common stock	—	—	—	—	—	—	284	—	—	284
Net income	—	—	—	—	—	—	—	—	144	144
Total other comprehensive income, net of taxes	—	—	—	—	—	—	—	17	—	17
Balance at March 31, 2024	89,684,219	$9	47,844,755	$5	—	$—	$918,552	$(826)	$(1,184,013)	$(266,273)

	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2022	87,754,534	$8	47,844,755	$5	—	$—	$875,737	$(1,665)	$(1,177,076)	$(302,991)
Stock-based compensation	—	—	—	—	—	—	22,595	—	—	22,595
Stock option exercises	13,050	—	—	—	—	—	52	—	—	52
Vested RSUs converted to common shares	1,357,462	—	—	—	—	—	—	—	—	—
Taxes paid related to net share settlement of equity awards	(573,862)	—	—	—	—	—	(13,369)	—	—	(13,369)
Repurchase and retirement of Class A common stock	(1,256,170)	—	—	—	—	—	(25,321)	—	—	(25,321)
Excise tax on repurchase of Class A common stock	—	—	—	—	—	—	(277)	—	—	(277)
Net income	—	—	—	—	—	—	—	—	502	502
Total other comprehensive income, net of taxes	—	—	—	—	—	—	—	474	—	474
Balance at March 31, 2023	87,295,014	$8	47,844,755	$5	—	$—	$859,417	$(1,191)	$(1,176,574)	$(318,335)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SQUARESPACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2024	2023
OPERATING ACTIVITIES:
Net income	$144	$502
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,672	7,241
Stock-based compensation	28,167	22,126
Deferred income taxes	62	62
Non-cash lease income	(767)	(466)
Other	350	93
Changes in operating assets and liabilities:
Accounts receivable and due from vendors	(4,592)	411
Prepaid expenses and other current assets	(21,554)	(13,697)
Accounts payable and accrued liabilities	19,627	16,960
Deferred revenue	45,669	29,279
Funds payable to customers	1,404	1,580
Other operating assets and liabilities	(1,963)	64
Net cash provided by operating activities	85,219	64,155
INVESTING ACTIVITIES:
Proceeds from the sale and maturities of marketable securities	—	39,664
Purchases of marketable securities	(47,031)	(7,824)
Purchase of property and equipment	(3,385)	(3,075)
Net cash (used in)/provided by investing activities	(50,416)	28,765
FINANCING ACTIVITIES:
Principal payments on debt	(12,244)	(10,189)
Payments for repurchase and retirement of Class A common stock	(12,164)	(25,321)
Taxes paid related to net share settlement of equity awards	(24,372)	(12,760)
Proceeds from exercise of stock options	841	92
Net cash used in financing activities	(47,939)	(48,178)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(466)	135
Net (decrease)/increase in cash, cash equivalents and restricted cash	(13,602)	44,877
Cash, cash equivalents, and restricted cash at the beginning of the period	294,285	232,620
Cash, cash equivalents, and restricted cash at the end of the period	$280,683	$277,497

Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$241,905	$239,327
Restricted cash	38,778	38,170
Cash, cash equivalents, and restricted cash at the end of the period	$280,683	$277,497

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
Cash paid during the year for interest	$9,951	$7,985
Cash paid during the year for income taxes, net of refunds	$1,426	$10,163
Cash paid for amounts included in the measurement of operating lease liabilities	$4,103	$3,922

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCE ACTIVITIES
Purchases of property and equipment included in accounts payable and accrued liabilities	$649	$22
Capitalized stock-based compensation	$812	$469
Accrued taxes related to net share settlement of equity awards	$12	$645
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
2.Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The Company’s condensed consolidated financial statements and related notes have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and include the Company’s wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission. The condensed balance sheet data as of December 31, 2023 was derived from the Company's audited financial statements but does not include all disclosures required by U.S. GAAP. Therefore, these unaudited, condensed, consolidated financial statements and accompanying notes should be read in conjunction with the Company's annual consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K filed with the SEC on February 28, 2024. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for the fair statement of the Company’s financial information.
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
Significant estimates include but are not limited to (i) the inputs used in the valuation of acquired intangible assets; (ii) the inputs used in the quantitative assessment over goodwill impairment; (iii) the recognition, measurement and valuation of current and deferred income taxes; (iv) amount of applicable indirect tax nexus in different jurisdictions and associated indirect tax liabilities; and (v) the incremental borrowing rate for operating lease liabilities. The Company evaluates its assumptions and estimates on an ongoing basis and adjusts prospectively, if necessary.
Concentration of Risks Related to Credit, Interest Rates and Foreign Currencies
The Company is subject to credit risk, interest rate risk on its outstanding indebtedness, market risk on investments and foreign currency risk in connection with the Company’s operations internationally.
The Company maintains the components of its cash and cash equivalents balance in various accounts, which from time to time exceed the federal depository insurance coverage limit. In addition, substantially all cash and cash equivalents, as well as marketable securities, are held by four financial institutions. The Company has not experienced any concentration losses related to its cash, cash equivalents and marketable securities to date.
During the three months ended March 31, 2024 and 2023, no single customer accounted for more than 10% of the Company’s revenue. As of March 31, 2024 and December 31, 2023, one customer accounted for 42% and 37%, respectively, of the Company's accounts receivable.
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
Interest income on cash and cash equivalents was $2,983 and $1,062 for the three months ended March 31, 2024 and 2023, respectively, and was included in other income/(loss), net in the condensed consolidated statements of operations.

SQUARESPACE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
Restricted Cash and Payment Processing Transactions
The Company holds funds and processes certain payments on behalf of its customers consisting of prepayments for restaurant reservations, to-go orders and events. While the Company does not have any contractual obligations to hold such cash as restricted, the prepayments were included in restricted cash in the condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023.
In addition, the Company recognized the liability due to its customers in funds payable to customers in the condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023. The Company remits funds to customers based on the stipulated contract terms. In addition to restricted cash held on behalf of its customers, the Company recognizes in-transit receivables from certain third-party vendors which assist in processing and settling payment transactions due to a clearing period before the related cash is received or settled. In-transit receivables are included in due from vendors in the condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023.
The following table represents the assets and liabilities related to payment processing transactions for restaurant reservations, to-go orders and events:

	March 31, 2024	December 31, 2023
Restricted cash	$38,778	$36,583
Due from vendors	5,298	6,089
Total payment processing assets	44,076	42,672
Funds payable to customers	(44,076)	(42,672)
Total payment processing liabilities	(44,076)	(42,672)
Total payment processing transactions, net	$—	$—
Investment in Marketable Securities
The Company classifies its investment in marketable securities as available for sale securities which are stated at fair value, as determined by quoted market prices. Unrealized gains and losses are included in accumulated other comprehensive loss in the condensed consolidated balance sheets. Unrealized losses are evaluated for impairment and those considered other than temporarily impaired are included in other income/(loss), net in the condensed consolidated statements of operations. Subsequent gains or losses realized upon redemption or sale of these securities in excess or below their adjusted cost basis are also included in other income/(loss), net in the condensed consolidated statements of operations. The cost of securities sold is based upon the specific identification method.
The Company considers all of its investment in marketable securities, irrespective of the maturity date, as available for use in current operations, and therefore classifies these securities within current assets in the condensed consolidated balance sheet.
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
Net Income/(Loss) Per Share
The Company computes net income/(loss) per share under the two-class method required for multiple classes of common stock. The rights, including the liquidation and dividend rights, of the Class A, Class B and Class C common stock are substantially identical, other than voting rights. Accordingly, the Class A, Class B and Class C common stock share in the Company’s earnings.

SQUARESPACE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
Basic net income/(loss) per share is computed by dividing net income/(loss) by the weighted-average number of shares of the Company’s Class A, Class B and Class C common stock outstanding.
Diluted net income per share is computed by giving effect to all dilutive securities. During periods of net loss, potentially dilutive Class A, Class B and Class C common stock equivalents are excluded from the calculation as their effect is anti-dilutive. During periods of net income, diluted net income per share is computed by dividing net income by the resulting weighted-average number of fully diluted Class A, Class B and Class C common stock outstanding.
Recently Issued Accounting Pronouncements
Accounting Pronouncements Pending Adoption
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). This standard improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 on a retrospective basis, with early adoption permitted. The Company is currently evaluating the timing of its adoption of this standard and the impact in its condensed consolidated financial statements.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosure (“ASU 2023-09”). This standard provides transparency to income tax disclosures related to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 for public entities on a prospective or retrospective basis, with early adoption permitted. The Company is currently evaluating the timing of its adoption of this standard and the impact in its condensed consolidated financial statements.
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
Presence
Presence revenue primarily consists of fixed-fee subscriptions to the Company’s plans that offer core platform functionalities, currently branded “Personal” and “Business” plans. Presence revenue also consists of fixed-fee subscriptions related to additional entry points for starting online such as domain managed services and social media stories. Additionally, presence revenue is derived from third-party solutions related to email services and access to third-party content to enhance online presence. For customers in need of a larger scale solution, the Company has an enterprise offering, whereby revenue is recognized over the life of the contract.
Commerce
Commerce revenue primarily consists of fixed-fee subscriptions to the Company’s plans that offer all the features of presence plans as well as additional features that support end to end commerce transactions, currently branded “Basic” and “Advanced” plans. Commerce revenue also includes fixed-fee subscriptions to a number of other tools that support running an online business such as marketing, memberships, courses, scheduling and hospitality tools. Non-subscription revenue is derived from fixed-fees earned on revenue share arrangements with commerce partners as well as fixed transaction fees earned on gross payment volume processed through Business plan sites, certain hospitality offerings and the Company's native payment processing solution. Commerce revenue also includes payment processing fees received for use of the Company’s hospitality services.

SQUARESPACE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
Revenue by Product Type, Subscription Type and Revenue Recognition Pattern
The following tables summarize revenue by product type, subscription type, and revenue recognition pattern for the periods presented:

	Three Months Ended March 31, 2024
	Presence	Commerce	Total
Subscription revenue
Transferred over time	$194,046	$61,199	$255,245
Transferred at a point in time	5,989	—	5,989
Non-subscription revenue
Transferred over time	730	928	1,658
Transferred at a point in time	119	18,137	18,256
Total revenue	$200,884	$80,264	$281,148

	Three Months Ended March 31, 2023
	Presence	Commerce	Total
Subscription revenue
Transferred over time	$159,580	$54,056	$213,636
Transferred at a point in time	4,144	—	4,144
Non-subscription revenue
Transferred over time	599	895	1,494
Transferred at a point in time	68	17,686	17,754
Total revenue	$164,391	$72,637	$237,028
Revenue by Geography
Revenue by geography is based on the customer’s self-reported country identifier or, if not available, the billing address or IP address, and was as follows:

	Three Months Ended March 31,
	2024	2023
United States	$201,035	$169,754
International	80,113	67,274
Total revenue	$281,148	$237,028
Currently no individual country contributes greater than 10% of total international revenue.
Deferred Revenue
The deferred revenue balance as of March 31, 2024 and December 31, 2023 represents the Company’s aggregate remaining performance obligations that are expected to be recognized as revenue in subsequent periods. Generally, the Company’s contracts are for one year or less and the value for contracts with terms greater than one year is not material. The change in deferred revenue primarily reflects cash payments received during the period for which the performance obligation was not satisfied prior to the end of the period partially offset by $151,266 and $124,130 of revenues recognized during the three months ended March 31, 2024 and 2023, respectively.

SQUARESPACE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
Capitalized Contract Costs
Assets capitalized related to contract costs consisted of the following:

	March 31, 2024	December 31, 2023
Capitalized referral fees, current	$7,674	$7,626
Capitalized referral fees, non-current	10,591	9,715
Capitalized app fees, current	651	750
Sales commissions, current	667	496
Sales commissions, non-current	347	144
Total capitalized contract costs	$19,930	$18,731
Amortization of capitalized contract costs was included in the following line items in the condensed consolidated statements of operations:

	Three Months Ended March 31,
	2024	2023
Cost of revenue	$749	$861
Marketing and sales	2,593	2,067
Total amortization of capitalized contract costs	$3,342	$2,928
There were no impairment charges recognized related to capitalized contract costs for the three months ended March 31, 2024 and 2023.
Obligations for Returns, Refunds and Other Similar Obligations
The Company did not have any material change in revenue recognition from a previous period due to refunds, change in transaction price or other consideration variables. As of March 31, 2024 and December 31, 2023, the Company's obligation for refunds was not material.
4.Investment in Marketable Securities
The following table represents the amortized cost, gross unrealized gains and losses and fair market value of the Company’s available-for-sale (“AFS”) marketable securities as of March 31, 2024:

	March 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
Corporate bonds and commercial paper	$35,356	$2	$(19)	$35,339
U.S. treasuries	11,650	—	(8)	11,642
Total investment in marketable securities	$47,006	$2	$(27)	$46,981
The Company's gross unrealized losses and fair values for those investments that were in an unrealized loss position as of March 31, 2024, aggregated by investment category and the length of time that individual securities have been in a continuous loss position were as follows:

	March 31, 2024
	Less than 12 months		12 months or Greater		Total
	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses
Corporate bonds and commercial paper	$32,096	$(19)	$—	$—	$32,096	$(19)
U.S. treasuries	10,580	(8)	—	—	10,580	(8)
Total investment in marketable securities	$42,676	$(27)	$—	$—	$42,676	$(27)
The Company recognized unrealized losses of $27 with respect to its AFS marketable securities during the three months ended March 31, 2024. The unrealized losses were due to changes in market rates and were determined to be temporary in nature. The unrealized losses were included in accumulated other comprehensive loss in the condensed consolidated balance sheet as of March 31, 2024.
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
The contractual maturities of the investments classified as marketable securities were as follows:

March 31, 2024
Due within 1 year	$20,480
Due in 1 year through 5 years	26,501
Total investment in marketable securities	$46,981
The Company did not own any AFS marketable securities as of December 31, 2023.
5.Fair Value of Financial Instruments
A summary of the Company’s investments in marketable securities (including, if applicable, those marketable securities classified as cash and cash equivalents) were as follows:

	March 31, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$180,035	$—	$—	$180,035
Corporate bonds and commercial paper	4,043	—	—	4,043
Available-for-sale debt securities
Corporate bonds and commercial paper	—	35,339	—	35,339
U.S. treasuries	11,642	—	—	11,642
Total	$195,720	$35,339	$—	$231,059

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$194,210	$—	$—	$194,210
Total	$194,210	$—	$—	$194,210
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

SQUARESPACE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
6.Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	March 31, 2024	December 31, 2023
Prepaid income taxes	$27,498	$3,402
Prepaid domain name registration fees	15,809	12,073
Prepaid operational expenses	11,497	12,183
Capitalized contract costs	8,992	8,872
Prepaid advertising expenses	944	5,804
Other current assets	5,679	6,613
Total prepaid expenses and other current assets	$70,419	$48,947
As of March 31, 2024 and December 31, 2023, the Company had $2,295 and $3,895, respectively, in deposits for domain name registration fees at certain third-party registries included as other current assets above.
7.Accrued Liabilities
Accrued liabilities consisted of the following:

	March 31, 2024	December 31, 2023
Accrued indirect taxes	$39,676	$38,174
Accrued marketing expenses	29,527	24,998
Accrued product expenses	22,214	22,569
Accrued payroll expenses	6,863	4,247
Other accrued expenses	11,509	9,447
Total accrued liabilities	$109,789	$99,435
8.Debt
Debt outstanding as of March 31, 2024 and December 31, 2023 was as follows:

	March 31, 2024	December 31, 2023
Term Loan	$559,154	$571,398
Less: unamortized original issue discount	(1,530)	(1,761)
Less: unamortized deferred financing costs	(733)	(844)
Less: debt, current	(53,058)	(48,977)
Total debt, non-current	$503,833	$519,816
Credit Facility
On December 12, 2019, the Company entered into a credit agreement (the “2019 Credit Agreement”) with certain lending institutions (the “Credit Facility”) which included Initial Term A Loans for $350,000 (the "2019 Term Loan”), and Revolving Credit Loans of up to $25,000 (the “2019 Revolving Credit Facility”), which included a Letters of Credit sub-facility available up to a total of $15,000.
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
Borrowings under the Credit Facility were subject to an interest rate equal to LIBOR plus the applicable margin based on our Consolidated Total Debt to Consolidated EBITDA ratio prior to June 30, 2023. Effective June 30, 2023, under the Credit Agreement, LIBOR as the benchmark rate was replaced with SOFR. The applicable margin was 1.60%, which includes a credit spread adjustment of 0.10%, and 1.50% as of March 31, 2024 and 2023, respectively. The effective interest rate was 6.93% and 6.38% as of March 31, 2024 and 2023, respectively.
As of March 31, 2024, $7,255 was outstanding under the Revolving Credit Facility in the form of outstanding letters of credit and $17,745 remained available for borrowing by the Company. The letters of credit issued as of March 31, 2024

SQUARESPACE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
were related to certain of the Company's operating lease agreements for offices that require security deposits in the form of an irrevocable letter of credit. The letters of credit issued are subject to a fee equal to the interest rate on the Credit Facility. In addition, the Revolving Credit Facility is subject to an unused commitment fee of 0.20% to 0.25%, depending on the consolidated total debt to consolidated EBITDA ratio as defined by the Credit Agreement, payable quarterly to the lenders in respect of the unutilized commitments.
The Credit Agreement contains certain customary affirmative covenants and events of default. The negative covenants in the Credit Facility include, among other items, limitations on the ability, subject to negotiated exceptions, to incur additional indebtedness or issue additional preferred stock of the Company, to create or issue certain liens on certain assets, to enter into agreements related to mergers and acquisitions, including the sale of certain assets or disposition of assets, or declare, make or pay dividends and distributions. The Credit Agreement contains certain negative covenants for an indebtedness to consolidated EBITDA ratio, as defined by the Credit Agreement, and commencing with December 31, 2020 and all fiscal quarters thereafter through maturity. For the fiscal quarter ended March 31, 2024, and each fiscal quarter thereafter, the Company is required to maintain an indebtedness to consolidated EBITDA ratio of not more than 3.75 (the “Financial Covenant”), subject to customary equity cure rights. The Financial Covenant is subject to a 0.50 step-up in the event of a material permitted acquisition, which the Company can elect to implement up to two times during the life of the facility. If the Company is not in compliance with the covenants under the Credit Agreement or the Company otherwise experiences an event of default, the lenders would be entitled to take various actions, including acceleration of amounts due under the Credit Agreement. As of March 31, 2024, the Company was in compliance with all applicable covenants, including the Financial Covenant.
Consolidated EBITDA is defined in the Credit Agreement as net income/(loss) adjusted to exclude interest expense, other income/(loss), net, (provision for)/benefit from income taxes, depreciation and amortization and stock-based compensation expense. In addition, consolidated EBITDA also allows for other adjustments such as the exclusion of transaction costs, changes in deferred revenue and other costs that may be considered non-recurring.
Scheduled Principal Payments
The scheduled principal payments required under the terms of the Credit Facility are as follows:

Year Ending December 31,	Amount
Remainder of 2024	$36,733
2025	522,421
Total	$559,154
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
For the three months ended March 31, 2024 and 2023, the Company recorded an income tax benefit of $20,776 and $7,940, respectively, which resulted in an effective tax rate of (100.7)% and (106.7)%, respectively.
The Company’s estimated annual effective income tax rate for the three months ended March 31, 2024 differed from the statutory rate of 21% primarily due to the change in the valuation allowance for deferred tax assets related primarily to the capitalization of research and development expenditures as required by the 2017 Tax Cuts and Jobs Act, nondeductible stock-based compensation, state and local income taxes, unrecognized tax benefits, and global intangible low-taxed income, partially offset by research and development tax credits, deduction from foreign-derived intangible income, and the effect of foreign operations.
The Company’s estimated annual effective income tax rate for the three months ended March 31, 2023 differed from the statutory rate of 21% primarily due to the change in the valuation allowance for deferred tax assets related primarily to the capitalization of research and development expenditures as required by the 2017 Tax Cuts and Jobs Act, nondeductible executive compensation, unrecognized tax benefits, state and local income taxes, global intangible low-taxes income, and nondeductible expenses, partially offset by research and development tax credits, deduction from foreign derived intangible income, and effect of foreign operations.
As of March 31, 2024, the Company considered a significant portion of the earnings of foreign subsidiaries to be not permanently reinvested outside the U.S. The incremental deferred federal and state income taxes or foreign withholding

SQUARESPACE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
taxes are not material to the financial statements as those respective earnings have previously been subject to U.S. taxation or will receive a dividend received deduction.
All unrecognized tax benefits have been recorded to other liabilities in the condensed consolidated balance sheets. As of March 31, 2024, unrecognized tax benefits approximated $12,452, all of which would affect the effective tax rate if recognized. As of March 31, 2023, unrecognized tax benefits approximated $11,943, all of which have been recorded to other liabilities and of which $1,100 would affect the effective tax rate if recognized. The Company does not believe that its unrecognized tax benefits as of March 31, 2024 will significantly increase or decrease within the next twelve months. The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the Company's (provision for)/benefit from income taxes. Accrued interest and penalties were $1,196 and $249 for the three months ended March 31, 2024 and 2023, respectively.
The Company’s corporate federal income tax returns for the years ended December 31, 2020 through December 31, 2023 remain subject to examination by the Internal Revenue Service. The Company’s corporate income tax returns for the years ended December 31, 2020 through December 31, 2023 remain subject to examination by taxing authorities in various U.S. states and foreign jurisdictions. In addition, in the U.S., any net operating losses or credits that were generated in prior years but utilized in open years may also be subject to examination.
In December 2021, the OECD proposed the Pillar Two framework as part of the OECD/G20 Base Erosion and Profit Shifting (BEPS) Project which makes changes to existing tax laws, including a 15% global minimum tax (“BEPS Pillar Two”). Several countries have enacted tax legislation with proposals from the BEPS Pillar Two framework, with an effective date starting in 2024. While we continue to monitor further legislation and guidance in the non-US jurisdictions in which we operate, we have evaluated the impact of the published legislation and although not material to the condensed consolidated financial statements, we have included the impacts in the estimated annual effective tax rate for the three months ended March 31, 2024.
On December 15, 2022, the Ireland Finance Act 2022 was signed into Irish law. With the enactment of the Ireland Finance Act 2022, qualifying Ireland-related research and development tax credits do not depend on the generation of future taxable income. As a result, the Company determined these credits to be a credit to research and development expenses in the form of a government grant as analogized under International Accounting Standards 20, Accounting for Government Grants and Disclosure of Government Assistance. During the three months ended March 31, 2024 and 2023, the Company recognized Ireland-related research and development tax credits of $176 and $276 as a reduction to research and product development in the condensed consolidated statements of operations.
10.Commitments and Contingencies
Indirect Taxes
The Company is subject to indirect taxation in some, but not all, of the various U.S. states and foreign jurisdictions in which it conducts business. Therefore, the Company has an obligation to charge, collect and remit Value Added Tax (“VAT”) or Goods and Services Tax (“GST”) in connection with certain foreign sales transactions and sales and use tax in connection with eligible sales to subscribers in certain U.S. states. On June 21, 2018, the U.S. Supreme Court overturned the physical presence nexus standard and held that states can require remote sellers to collect sales and use tax. In addition, U.S. states and foreign jurisdictions have and continue to enact laws which expand tax collection and remittance obligations that could apply to a platform like the Company's. This also includes the requirement for e-commerce platforms to collect and remit taxes on certain sales through a marketplace. As a result of these rulings, recently enacted laws, and the scope of the Company’s operations, taxing authorities continue to provide regulations that increase the complexity and risks to comply with such laws and could result in substantial liabilities, prospectively as well as retrospectively. In accordance with ASC 450, the Company establishes accruals for contingencies, including uncertainties related to taxes not based on income, when the Company believes it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Based on the information available, the Company continues to evaluate and assess the jurisdictions in which indirect tax nexus exists and believes that the indirect tax liabilities are adequate and reasonable. However, due to the complexity and uncertainty around the application of these rules by taxing authorities, results may vary materially from the Company’s expectations. The Company had an indirect tax liability of $39,676 and $38,174, including indirect tax contingencies of $30,493 and $29,836, as of March 31, 2024 and December 31, 2023, respectively, which is included in accrued liabilities in the condensed consolidated balance sheets.

SQUARESPACE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
Service Agreements
As of March 31, 2024, the Company had outstanding non-cancelable minimum commitments with terms in excess of one year related to service agreements, including services for third-party cloud-computing and payment processing services, as follows:

Year Ending December 31,	Amount
Remainder of 2024	$15,454
2025	24,658
2026	28,567
2027	29,467
2028	4,508
Total	$102,654
Certain Risks and Concentrations
The Company’s revenues were principally generated from software as a service customers establishing their online presence. The market is highly competitive and rapidly changing. Significant changes in this industry, technological advances or changes in customer buying behavior could adversely affect the Company’s future results of operations.
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
The components of operating lease expense, net recognized in the condensed consolidated statements of operations were as follows:

	Three Months Ended March 31,
	2024	2023
Operating lease costs
Operating lease costs	$3,338	$3,455
Variable lease costs	872	764
Short-term lease costs	53	75
Operating lease income
Sublease income	$67	$182
Total operating lease expense, net	$4,196	$4,112
As of March 31, 2024, maturities of operating lease liabilities were as follows:

Year Ending December 31,	Amount
Remainder of 2024	$12,387
2025	16,877
2026	17,600
2027	17,062
2028	17,277
Thereafter	41,178
Total operating lease payments	122,381
Less: imputed interest	(15,245)
Total operating lease liabilities	$107,136

SQUARESPACE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
12.Stockholders’ Deficit
Class A Common Stock
Each holder of shares of Class A common stock shall be entitled to one vote for each share held. As of March 31, 2024, the number of authorized shares of Class A common stock, par value $0.0001 per share, by the Company was 1,000,000,000.
On May 10, 2022, the board of directors authorized a general share repurchase program of the Company’s Class A common stock of up to $200,000. On February 26, 2024, the board of directors authorized a new general share repurchase program of the Company’s Class A common stock of up to $500,000 with no fixed expiration (the "Stock Repurchase Plan") to replace the previous repurchase plan. These Class A common stock repurchases may occur in the open market, through privately negotiated transactions, through block purchases, other purchase techniques including the establishment of one or more plans under Rule 10b5-1 of the Securities Exchange Act of 1934 or by any combination of such methods. The timing and actual amount of shares repurchased will depend on a variety of different factors and may be modified, suspended or terminated at any time at the discretion of the board of directors.
During the three months ended March 31, 2024 and 2023, the Company repurchased 320,793 and 1,256,170 shares and paid cash of $12,164 and $25,321, including commissions of $7 and $25, respectively, under the Stock Repurchase Plan through open market purchases. The weighted-average prices per share for the share repurchases were $33.33 and $22.04 during the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, approximately $487,836 remained available for stock repurchase pursuant to the Stock Repurchase Plan.
Class B Common Stock
Each holder of shares of Class B common stock shall be entitled to ten votes for each share held.
Each outstanding share of the Company's Class B common stock is convertible into one share of Class A common stock at any time. As of March 31, 2024, the number of authorized shares of Class B common stock, par value $0.0001 per share, by the Company was 100,000,000.
Class C Common Stock
The Company's Class C common stock has no voting rights and is not convertible into shares of Class A common stock or Class B common stock.
As of March 31, 2024, the number of authorized shares of Class C common stock, par value $0.0001 per share, by the Company was 1,000,000,000. The board of directors has the authority, without stockholder approval except as required by the NYSE, to issue shares of the Company's Class C common stock.
Dividends
The Company shall not declare or pay dividends on Class A common stock, Class B common stock or Class C common stock unless the same dividend or distribution with the same record date and payment dated shall be declared or paid on all shares of Class A, Class B and Class C common stock.
During the three months ended March 31, 2024 and 2023, the Company did not declare or pay any dividends.
13.Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss activity for the three months ended March 31, 2024 and 2023 was as follows:

	Foreign Currency Translation Adjustments	Net Unrealized Losses on Marketable Securities	Total Accumulated Other Comprehensive Loss
Balance at December 31, 2023	$(843)	$—	$(843)
Other comprehensive income/(loss) before reclassifications	44	(27)	17
Other comprehensive income/(loss)	$44	$(27)	$17
Balance at March 31, 2024	$(799)	$(27)	$(826)

SQUARESPACE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)

	Foreign Currency Translation Adjustments	Net Unrealized (Losses)/Gains on Marketable Securities	Total Accumulated Other Comprehensive Loss
Balance at December 31, 2022	$(1,449)	$(216)	$(1,665)
Other comprehensive income before reclassifications	258	216	474
Other comprehensive income	258	216	474
Balance at March 31, 2023	$(1,191)	$—	$(1,191)
Amounts reclassified out of accumulated other comprehensive loss, net of taxes, during the three months ended March 31, 2024 and 2023 were not material.
14.Stock-based Compensation
Stock Options
Squarespace, Inc. Amended and Restated 2008 Equity Incentive Plan
In January 2008, the Company established and approved the Squarespace, Inc. 2008 Equity Incentive Plan which was ratified in 2010 and was subsequently amended and restated in March 2016 (the “2008 Plan”). Under the 2008 Plan, which covers certain employees and consultants, the Company granted shares of its Class B common stock in the form of stock options. After November 17, 2017, there were no additional grants from the 2008 Plan.
A summary of the Company’s stock option activity for the 2008 Plan during the three months ended March 31, 2024 is as follows:

	Number of Options	Weighted- Average Exercise Price
As of December 31, 2023	1,117,616	$2.56
Exercised	(420,214)	2.00
As of March 31, 2024	697,402	$2.89
Vested at March 31, 2024	697,402	$2.89
Exercisable at March 31, 2024	697,402	$2.89
Restricted Stock Units ("RSUs") and Performance Stock Units ("PSUs")
Squarespace, Inc. 2017 Equity Incentive Plan
On November 17, 2017, the Company’s board of directors approved the Squarespace, Inc. 2017 Equity Incentive Plan (the “2017 Plan”). Under the 2017 Plan, the Company may grant shares of its Class A common stock in the form of RSUs, PSUs, stock options, stock appreciation rights and other stock awards. RSUs are subject to continuous service, generally vest over four years and are measured based on the fair market value of the underlying Class A common stock on the date of grant. After April 15, 2021, no additional grants were issued from the 2017 Plan.
Squarespace, Inc. 2021 Equity Incentive Plan
On March 25, 2021, the Company’s board of directors adopted the Squarespace, Inc. 2021 Equity Incentive Plan (the “2021 Plan”) which was approved by the stockholders on May 3, 2021 and went into effect on May 9, 2021. Under the 2021 Plan, the Company may grant shares of its Class A common stock in the form of RSUs, PSUs, stock options, stock appreciation rights and other stock awards. RSUs and PSUs are measured based on the closing price of the Company's Class A common stock as reported on the date of grant. RSUs are subject to continuous service and generally vest over four years. PSUs are subject to continuous service and generally vest over three years based on the achievement of certain performance targets over a one-year performance cycle. The percentage of PSUs that will vest can range from 0% to 200% of the target number of shares granted based on the performance targets that are achieved. The Company begins recognizing stock-based compensation costs when the achievement of a performance target becomes probable. Quarterly, the Company reassesses the probability of each possible outcome and, if applicable, recognizes a cumulative adjustment for any changes to the previously determined expectation using the grant date fair value of the PSU award. The Company recognizes stock-based compensation expense for PSUs ratably, net of forfeitures, over the requisite service period, which is the vesting period.

SQUARESPACE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
During the three months ended March 31, 2024, the Company granted 349,417 shares of Class A common stock in the form of PSUs under the 2021 Plan. Additionally, the granted activity below includes 111,738 PSUs awarded for the achievement of performance targets as of December 31, 2023 which were approved by the Company’s board of directors during the three months ended March 31, 2024.
A summary of the Company’s RSU and PSU activity during the three months ended March 31, 2024, is as follows:

	Number of Share Units	Weighted Average Grant Date Fair Value Per Share Unit
Outstanding – December 31, 2023	10,025,607	$28.31
Granted	4,562,457	32.10
Vested	(1,808,975)	28.77
Forfeited	(398,583)	29.86
Outstanding – March 31, 2024	12,380,506	$29.59
In connection with the vesting of shares, the Company reacquired 769,189 shares for $24,022 during the three months ended March 31, 2024 in order to satisfy employee tax withholding obligations. The employees received the net number of shares after consideration to those reacquired. The reacquired shares subsequently became available again for issuance under the Plan.
Casalena Performance Award
On April 15, 2021 (“Grant Date”), the board of directors of the Company approved an RSU grant to Anthony Casalena, CEO, of 2,750,000 Class A common shares (the “Casalena Performance Award”). The Casalena Performance Award vesting is contingent on both service- and market-based vesting conditions. The Company estimated the fair value of the Casalena Performance Award using a Monte Carlo simulation with a weighted-average grant date fair value of $30.38 per Class A common share. The Company will recognize the fair value of the award as stock-based compensation expense using the accelerated attribution method over the longer of (i) the period of time the market condition for each tranche is expected to be met (i.e., the derived service period) or (ii) the service vesting condition of four years. During the three months ended March 31, 2024 and 2023, the Company recorded compensation expense of $1,776 and $4,816, respectively, related to the Casalena Performance Award in general and administrative expenses in the condensed consolidated statements of operations.
Stock-based Compensation
The classification of stock-based compensation by line item in the condensed consolidated statements of operations was as follows:

	Three Months Ended March 31,
	2024	2023
Cost of revenue	$1,769	$1,052
Research and product development	15,650	10,687
Marketing and sales	3,211	1,871
General and administrative	7,537	8,516
Total stock-based compensation	$28,167	$22,126
The amount above excludes $812 and $469 of stock-based compensation capitalized as property and equipment, net, for the three months ended March 31, 2024 and 2023, respectively.
15.Related Party Transactions
On September 1, 2014, the Company entered into an agreement with Getty Images to resell certain content to the Company’s customers. A member of the Company’s board of directors is a Co-Founder and board member of Getty Images. Amounts recorded in connection with this agreement were not material for the three months ended March 31, 2024 and 2023.

SQUARESPACE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
16.Net Income per Share
The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended March 31,
	2024	2023
Numerator:
Net income	$144	$502
Denominator:
Weighted-average shares used in computing net income per share, basic	136,936,860	134,917,610
Effect of dilutive securities	3,510,519	2,264,658
Weighted-average shares used in computing net income per share, diluted	140,447,379	137,182,268
Net income per share, basic and diluted	$0.00	$0.00
The following weighted-average outstanding shares of potentially dilutive securities were excluded from the computation of diluted net income per share for the periods presented because including them would have been antidilutive:

	Three Months Ended March 31,
	2024	2023
Stock options	—	—
RSUs and PSUs	321,926	2,134,308
Total	321,926	2,134,308

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and the related notes and the other financial information included elsewhere in this Quarterly Report and our audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended December 31, 2023 included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on February 28, 2024. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual business, financial condition and results of operations could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly under “Part II. Other Information, Item 1A. Risk Factors.” Our historical results are not necessarily indicative of the results that may be expected for any period in the future.
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
We primarily derive revenue from annual and monthly subscriptions to our presence and commerce solutions. Subscription revenue accounted for 92.9% and 91.9% of our total revenue for the three months ended March 31, 2024 and 2023, respectively. Payments for our subscription plans are generally collected at the beginning of the subscription period and we generally recognize the associated revenue ratably over the term of the customer contract. Non-subscription revenue primarily consists of commerce transaction fees received through revenue sharing arrangements with payment processors that handle our customers’ commerce transactions, payment processing fees received in exchange for use of our hospitality services as well as revenue we generate from third-party services we offer that provide additional functionality to our customers.
We generated revenue of $281.1 million and $237.0 million for the three months ended March 31, 2024 and 2023, respectively, and net income of $0.1 million and $0.5 million for the three months ended March 31, 2024 and 2023, respectively. We believe our business model is driven by stable retention of our existing customers as well as the acquisition of new customers, including additional offerings and add-on subscriptions which allow our customers to grow and scale with our platform as their needs evolve. No individual unique subscription accounted for more than 1% of our total bookings for the three months ended March 31, 2024 and 2023.
On September 7, 2023, we closed an asset purchase agreement with Google LLC ("Google") to acquire, among other things, Google's domain assets, including all domain names for which Google is the registrar or reseller, for a total amount paid of $180.7 million (the "Google Domains Asset Acquisition"). Unique subscriptions and average revenue per unique subscription ("ARPUS") do not account for single domain subscriptions originally sold by Google as a part of the Google Domains Asset Acquisition (collectively, the "Acquired Domain Assets").
Key Factors Affecting Our Performance
Retention of existing and acquisition of new unique subscriptions
Retaining and acquiring unique subscriptions to our platform is the primary driver of our revenue growth. The number of unique subscriptions on our platform, excluding the Acquired Domain Assets, was 4.9 million as of March 31, 2024, representing an increase of 15.2% from the same period in 2023. In order to support the acquisition of new unique subscriptions, we intend to continue to invest in our marketing efforts and expand internationally. We view this spending as a long-term investment in our business to attract new unique subscriptions.
We believe that our easy-to-customize and design-first solutions drive consistent cash retention in our subscription base. Our historical cash retention rate is the percentage of revenue share and subscription bookings received in the current period from website and domain subscriptions in existence during the same period in the prior year. In calculating cash retention, revenue share from contractual arrangements is allocated to the relevant subscription base based on the gross payment volume ("GPV") processed on the platform. Our historical cash retention rate for the years ended December 31, 2023, 2022 and 2021 was 88.2%, 84.1%, and 84.4%, respectively. We also look at cash retention of only our website and domain subscriptions, excluding revenue share, in order to better isolate and understand the underlying retention trends of our subscription customers. Our cash retention rate excluding revenue share is calculated as the percentage of subscription bookings received in the current period from website and domain subscriptions in existence during the same period in the prior year. Our cash retention rate, excluding revenue share, for the years ended December 31, 2023, 2022 and 2021 was 88.1%, 84.3%, and 84.1%, respectively.

The above chart represents cumulative cash from each website and domain subscription cohort for website subscription bookings and allocated revenue share from contractual arrangements. These website and domain subscription cohorts are defined by the first payment date associated with the website subscription or stand-alone domain purchase. Revenue share from contractual arrangements is allocated based on GPV for that period. For example, if the Q1 2021 cohort accounted for 3% of total GPV in Q1 2022, then 3% of the Q1 2022 revenue share from contractual arrangements is allocated to the Q1 2021 cohort in that period.
Expansion of our commerce offerings
We believe that our commerce offerings significantly expand our addressable market. Our comprehensive commerce offerings enable our customers to sell anything online, attracting a differentiated set of commerce-oriented brands to our platform.
We continue to invest in our commerce offerings to deepen and expand functionality. Our commerce revenue was $80.3 million for the three months ended March 31, 2024, representing an increase of 10.5% from the same period in 2023.
GPV represents the total dollar value of orders processed through our platform in the period, net of refunds and fraudulent orders. Our platform processed approximately $1,649.5 million of GPV during the three months ended March 31, 2024, representing an increase of 7.5% from the same period in 2023.
Investments in product innovation
We rely on hiring and retaining a talented product development workforce. The success of our customers relies on the innovation tied to this workforce and our ability to remain agile to address customer needs. Our research and product development expenses were $66.8 million for the three months ended March 31, 2024, representing an increase of 14.1% from the same period in 2023.
Foreign currency fluctuations
As of March 31, 2024, we had customers in over 200 countries and territories and our international customers represented approximately 30% of our total bookings. As foreign currency exchange rates change, translation of the statements of operations of our international businesses into U.S. dollars may affect year-over-year comparability of our results of operations.
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
Commerce revenue
Commerce revenue primarily consists of fixed-fee subscriptions to our plans that offer all the features of presence plans as well as additional features that support end to end commerce transactions, currently branded “Basic” and “Advanced” in our plan offerings. Commerce revenue also includes fixed-fee subscriptions to a number of other tools that support running an online business such as marketing, memberships, courses, scheduling and hospitality tools. Non-subscription revenue is derived from fixed-fees earned on revenue share arrangements with commerce partners as well as fixed transaction fees earned on GPV processed through our native payment processing solution, Business plan sites and certain hospitality offerings. Commerce revenue also includes payment processing fees received in exchange for use of our hospitality services.
Cost of revenue
Cost of revenue primarily consists of domain name registration fees, customer support employee related expenses, credit card and payment processing fees, web hosting costs, amortization of acquisition-related intangible assets associated with acquired technology and capitalized software development costs, as well as allocated shared costs. Employee-related expenses consist of salaries, taxes, benefits and stock-based compensation.
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
Other income/(loss)
Other income/(loss) is primarily comprised of net investment income and realized and unrealized foreign currency gains and losses. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk, Foreign Currency Exchange Risk.”
Benefit from income taxes
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

Results of operations
The following table sets forth our condensed consolidated statements of operations information for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
($ in thousands)	2024	2023
	(Unaudited)	(Unaudited)
Revenue	$281,148	$237,028
Cost of revenue(1)	80,774	42,950
Gross profit	200,374	194,078
Operating expenses:
Research and product development(1)	66,846	58,570
Marketing and sales(1)	117,533	101,672
General and administrative(1)	30,823	32,340
Total operating expenses	215,202	192,582
Operating (loss)/income	(14,828)	1,496
Interest expense	(10,381)	(8,094)
Other income/(loss)	4,577	(840)
Loss before benefit from income taxes	(20,632)	(7,438)
Benefit from income taxes	20,776	7,940
Net income	$144	$502
__________________

(1)Includes stock-based compensation as follows:

	Three Months Ended March 31,
($ in thousands)	2024	2023
	(Unaudited)	(Unaudited)
Cost of revenue	$1,769	$1,052
Research and product development	15,650	10,687
Marketing and sales	3,211	1,871
General and administrative	7,537	8,516
Total stock-based compensation	$28,167	$22,126
The following table sets forth our condensed consolidated statements of operations information as a percentage of total revenue for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	2024	2023
	(Unaudited)	(Unaudited)
Revenue	100.0%	100.0%
Cost of revenue	28.7%	18.1%
Gross profit	71.3%	81.9%
Operating expenses:
Research and product development	23.8%	24.7%
Marketing and sales	41.8%	42.9%
General and administrative	11.0%	13.6%
Total operating expenses	76.6%	81.2%
Operating (loss)/income	(5.3)%	0.7%
Interest expense	(3.7)%	(3.4)%
Other income/(loss)	1.6%	(0.4)%
Loss before benefit from income taxes	(7.4)%	(3.1)%
Benefit from income taxes	7.4%	3.3%
Net income	—%	0.2%

The following table sets forth our condensed consolidated revenue by geographic location and our condensed consolidated revenue by geographic location as a percentage of total revenue for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,		Change
($ in thousands, except percentages)	2024	2023	Amount	%
	(Unaudited)	(Unaudited)
United States	$201,035	$169,754	$31,281	18.4%
International	80,113	67,274	12,839	19.1%
Total revenue	$281,148	$237,028	$44,120	18.6%
Percentage of total revenue:
United States	71.5%	71.6%
International	28.5%	28.4%
Total revenue	100%	100%
Comparison of the Three Months Ended March 31, 2024 and 2023
Revenue

	Three Months Ended March 31,		Change
($ in thousands, except percentages)	2024	2023	Amount	%
	(Unaudited)	(Unaudited)
Presence	$200,884	$164,391	$36,493	22.2%
Commerce	80,264	72,637	7,627	10.5%
Total revenue	$281,148	$237,028	$44,120	18.6%
Percentage of total revenue:
Presence	71.5%	69.4%
Commerce	28.5%	30.6%
Total revenue	100%	100%
Presence revenue
Presence revenue increased $36.5 million, or 22.2%, for the three months ended March 31, 2024 compared to the same period in 2023. This increase was primarily the result of the growth of our unique subscriptions, which contributed $20.3 million, or 55.7%, driven by retention of existing subscriptions and continued acquisition of new subscriptions across our presence offerings. As described above, unique subscriptions do not account for the Acquired Domain Assets, which contributed additional growth of $11.5 million, or 31.5%. Additionally, price increases across our website subscription plans contributed $4.2 million, or 11.4%.
Commerce revenue
Commerce revenue increased $7.6 million, or 10.5%, for the three months ended March 31, 2024 compared to the same period in 2023. This increase was primarily the result of the growth of our unique subscriptions, which contributed approximately $5.8 million, or 76.7%, driven by retention of existing subscriptions and continued acquisition of new subscriptions across our commerce offerings, including subscriptions for our scheduling and marketing tools. Additionally, price increases across our commerce subscription plans contributed approximately $1.2 million, or 16.0%.
Cost of revenue and gross profit

	Three Months Ended March 31,		Change
($ in thousands, except percentages)	2024	2023	Amount	%
	(Unaudited)	(Unaudited)
Cost of revenue	$80,774	$42,950	$37,824	88.1%
Gross profit	$200,374	$194,078	$6,296	3.2%
Percentage of total revenue:
Cost of revenue	28.7%	18.1%
Gross profit	71.3%	81.9%
Cost of revenue
Cost of revenue increased $37.8 million, or 88.1%, for the three months ended March 31, 2024 compared to the same period in 2023. The increase was primarily due to increases in domain name registration fees of $31.3 million, primarily attributed to domain subscriptions associated with the Google Domains Asset Acquisition. Additionally, this increase was partially due to increases in web hosting costs of $2.4 million, payroll and associated benefit expenses for customer support of $2.2 million and payment processing fees of $1.1 million, as a result of our growing subscription base.
Gross profit
Gross profit increased $6.3 million, or 3.2%, for the three months ended March 31, 2024 compared to the same period in 2023, primarily due to the growth of our unique subscriptions, partially offset by increases in domain name registration fees primarily attributed to domain subscriptions associated with the Google Domains Asset Acquisition.
Gross profit as a percentage of revenue was 71.3% for the three months ended March 31, 2024 compared to 81.9% for the same period in 2023, primarily due to the Acquired Domain Assets, all of which have not completed an annual renewal period on our platform as of March 31, 2024. Generally, we recognize revenue for our domain subscription ratably over a period of twelve months and we recognize the cost of registering domains upon purchase or renewal. This has resulted in a decline in gross profit as a percentage of revenue during the three months ended March 31, 2024 compared to the same period in 2023, which was prior to the Google Domains Asset Acquisition.
Operating expenses:
Research and product development

	Three Months Ended March 31,		Change
($ in thousands, except percentages)	2024	2023	Amount	%
	(Unaudited)	(Unaudited)
Research and product development	$66,846	$58,570	$8,276	14.1%
Percentage of total revenue	23.8%	24.7%
Research and product development expenses increased $8.3 million, or 14.1%, for the three months ended March 31, 2024 compared to the same period in 2023. The increase was primarily due to increases in payroll and associated benefit expenses of $7.5 million, partially offset by increases in capitalized internally developed software costs of $0.7 million, in support of our product development. Additionally, during the three months ended March 31, 2024, the Company recognized $1.1 million of expenses related to a transactions service agreement between the Company and Google as part of the Google Domains Asset Acquisition.
Marketing and sales

	Three Months Ended March 31,		Change
($ in thousands, except percentages)	2024	2023	Amount	%
	(Unaudited)	(Unaudited)
Marketing and sales	$117,533	$101,672	$15,861	15.6%
Percentage of total revenue	41.8%	42.9%
Marketing and sales expenses increased $15.9 million, or 15.6%, for the three months ended March 31, 2024 compared to the same period in 2023, primarily due to increased amortization expense of $11.0 million related to finite-lived intangible assets acquired as part of the Google Domains Asset Acquisition and advertising expenses of $5.2 million, mainly related to increased direct response channels.
General and administrative

	Three Months Ended March 31,		Change
($ in thousands, except percentages)	2024	2023	Amount	%
	(Unaudited)	(Unaudited)
General and administrative	$30,823	$32,340	$(1,517)	(4.7)%
Percentage of total revenue	11.0%	13.6%
General and administrative expenses decreased $1.5 million, or 4.7%, for the three months ended March 31, 2024 compared to the same period in 2023, primarily due to decreased indirect tax expenses of $1.6 million.

Interest expense

	Three Months Ended March 31,		Change
($ in thousands, except percentages)	2024	2023	Amount	%
	(Unaudited)	(Unaudited)
Interest expense	$(10,381)	$(8,094)	$2,287	28.3%
Percentage of total revenue	(3.7)%	(3.4)%
Interest expense increased $2.3 million, or 28.3%, for the three months ended March 31, 2024 compared to the same period in 2023, primarily due to an increase in our total debt outstanding as a result of additional term loan commitments received during the third quarter of the year ended December 31, 2023.
Other income/(loss)

	Three Months Ended March 31,		Change
($ in thousands, except percentages)	2024	2023	Amount	%
	(Unaudited)	(Unaudited)
Other income/(loss)	$4,577	$(840)	$5,417	(644.9)%
Percentage of total revenue	1.6%	(0.4)%
Other income/(loss) increased $5.4 million for the three months ended March 31, 2024 compared to the same period in 2023. The increase is primarily due to increased net transaction gains of $3.3 million due to favorable foreign exchange rates, as well as increased interest income of $2.0 million due to increased cash equivalents and investment in marketable securities balances compared to the same period in 2023.
Benefit from income taxes

	Three Months Ended March 31,		Change
($ in thousands, except percentages)	2024	2023	Amount	%
	(Unaudited)	(Unaudited)
Loss before benefit from income taxes	$(20,632)	$(7,438)	$(13,194)	177.4%
Benefit from income taxes	$20,776	$7,940	$12,836
Effective tax rate	(100.7)%	(106.7)%	6.0%
The benefit from income taxes increased for the three months ended March 31, 2024 compared to the same period in 2023, primarily driven by the increase in loss before benefit from income taxes.

Quarterly Results of Operations
The following tables set forth selected unaudited quarterly statements of operations data for each of the eight fiscal quarters ended March 31, 2024, as well as the percentage of revenues that each line item represents for each quarter. The information for each of these quarters has been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") on the same basis as our audited historical consolidated financial information and includes, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the results of operations for these periods. This data should be read in conjunction with our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. These quarterly results are not necessarily indicative of our results of operations to be expected for any future period.

	Three Months Ended (Unaudited)
($ in thousands)	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022
Revenue	$281,148	$270,718	$257,061	$247,529	$237,028	$228,812	$217,696	$212,702
Cost of revenue(1)	80,774	69,650	51,753	43,167	42,950	40,106	38,907	36,993
Gross profit	200,374	201,068	205,308	204,362	194,078	188,706	178,789	175,709
Operating expenses:
Research and product development(1)	66,846	61,715	60,491	61,412	58,570	56,828	54,312	58,829
Marketing and sales(1)	117,533	91,513	81,016	75,373	101,672	66,154	74,248	68,743
General and administrative(1)	30,823	29,922	36,155	30,909	32,340	37,942	38,507	39,190
Impairment charge	—	—	—	—	—	225,163	—	—
Total operating expenses	215,202	183,150	177,662	167,694	192,582	386,087	167,067	166,762
Operating (loss)/income	(14,828)	17,918	27,646	36,668	1,496	(197,381)	11,722	8,947
Interest expense	(10,381)	(10,718)	(9,321)	(8,635)	(8,094)	(7,230)	(5,209)	(3,319)
Other income/(loss), net	4,577	(4,163)	6,327	2,038	(840)	(9,567)	6,869	6,217
(Loss)/income before benefit from/(provisions for) income taxes	(20,632)	3,037	24,652	30,071	(7,438)	(214,178)	13,382	11,845
Benefit from/(provision for) income taxes	20,776	2,219	(41,151)	(26,411)	7,940	(19,784)	(3,277)	52,651
Net income/(loss)	$144	$5,256	$(16,499)	$3,660	$502	$(233,962)	$10,105	$64,496

Net income/(loss) per share, basic	$0.00	$0.04	$(0.12)	$0.03	$0.00	$(1.72)	$0.07	$0.46
Net income/(loss) per share, diluted	$0.00	$0.04	$(0.12)	$0.03	$0.00	$(1.72)	$0.07	$0.45
Weighted-average shares used in computing net income/(loss) per share, basic	136,936,860	136,153,002	135,736,599	135,302,409	134,917,610	136,340,283	137,832,634	140,082,038
Weighted-average shares used in computing net income/(loss) per share, diluted	140,447,379	139,387,350	135,736,599	138,771,613	137,182,268	136,340,283	139,667,719	142,133,303
__________________
(1)Includes stock-based compensation as follows:

	Three Months Ended (Unaudited)
($ in thousands)	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022
Cost of revenue	$1,769	$1,451	$1,484	$1,549	$1,052	$944	$1,000	$846
Research and product development	15,650	13,868	14,601	15,650	10,687	11,099	9,462	11,508
Marketing and sales	3,211	2,921	3,019	3,045	1,871	2,450	2,252	2,395
General and administrative	7,537	9,587	9,213	9,235	8,516	12,989	11,380	12,111
Total stock-based compensation	$28,167	$27,827	$28,317	$29,479	$22,126	$27,482	$24,094	$26,860

The following table sets forth our condensed consolidated statements of operations information as a percentage of total revenue for the three month periods indicated below.

	Three Months Ended (Unaudited)
($ in thousands)	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022
Revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenue	28.7%	25.7%	20.1%	17.4%	18.1%	17.5%	17.9%	17.4%
Gross profit	71.3%	74.3%	79.9%	82.6%	81.9%	82.5%	82.1%	82.6%
Operating expenses:
Research and product development	23.8%	22.8%	23.5%	24.8%	24.7%	24.8%	24.9%	27.7%
Marketing and sales	41.8%	33.8%	31.5%	30.5%	42.9%	28.9%	34.1%	32.3%
General and administrative	11.0%	11.1%	14.1%	12.5%	13.6%	16.6%	17.7%	18.4%
Impairment charge	—%	—%	—%	—%	—%	98.4%	—%	—%
Total operating expenses	76.6%	67.7%	69.1%	67.8%	81.2%	168.7%	76.7%	78.4%
Operating (loss)/income	(5.3)%	6.6%	10.8%	14.8%	0.7%	(86.2)%	5.4%	4.2%
Interest expense	(3.7)%	(4.0)%	(3.6)%	(3.5)%	(3.4)%	(3.2)%	(2.4)%	(1.6)%
Other income/(loss), net	1.6%	(1.5)%	2.5%	0.8%	(0.4)%	(4.2)%	3.2%	2.9%
(Loss)/income before benefit from/(provisions for) income taxes	(7.4)%	1.1%	9.7%	12.1%	(3.1)%	(93.6)%	6.2%	5.5%
Benefit from/(provision for) income taxes	7.4%	0.8%	(16.0)%	(10.7)%	3.3%	(8.6)%	(1.5)%	24.8%
Net income/(loss)	—%	1.9%	(6.3)%	1.4%	0.2%	(102.2)%	4.7%	30.3%
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
As of March 31, 2024, we had cash and cash equivalents and investment in marketable securities of $288.9 million and $17.7 million of available borrowing capacity under our Revolving Credit Facility, as defined below. Our principal commitments consist of payments for our Credit Facility, operating leases and purchase commitments related to cloud-computing services. See “Part I. Financial Information, Item 1. Financial Statements (Unaudited), Note 8. Debt” for further information on our Credit Facility.
We believe our existing cash and cash equivalents will be sufficient to meet our operating working capital and capital expenditure requirements over the next 12 months. Our future financing requirements will depend on many factors, including our growth rate, subscription renewal activity, the timing and extent of spending to support development of our platform and products, the expansion of marketing and sales activities and any future investments or acquisitions we may make. See “Part II. Other Information, Item 1A. Risk Factors.”
The following table summarizes our operating, investing and financing activities for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
($ in thousands)	2024	2023
Net cash provided by/(used in):
Operating activities	$85,219	$64,155
Investing activities	$(50,416)	$28,765
Financing activities	$(47,939)	$(48,178)
Net cash provided by operating activities
Net cash provided by operating activities for the three months ended March 31, 2024 was $85.2 million, which reflected our net income of $0.1 million increased by non-cash items primarily consisting of $28.2 million of stock-based compensation, $18.7 million of depreciation and amortization, and $0.4 million of other non-cash operating activities, partially offset by $0.8 million of non-cash lease income.
The changes in operating assets and liabilities included in net cash provided by operating activities were $45.7 million in deferred revenue, primarily reflective of the growth in our unique subscriptions, $19.6 million in accounts payable and accrued liabilities, primarily related to increased operating expenses and the timing of payments, and $1.4 million in funds payable to customers, primarily related to increased reservations on our hospitality platform. Net cash provided by operating activities was offset by net cash outflows of $21.6 million in prepaid expenses and other current assets, primarily related to increased prepaid income taxes driven by adjustments to our tax provision partially offset by decreased prepaid advertising expenses, $4.6 million in accounts receivables and due from vendors, primarily related to the increase our unique subscriptions and the timing of cash collections, and $2.0 million in other operating assets and liabilities.
Net cash provided by operating activities for the three months ended March 31, 2023 was $64.2 million, which reflected our net income of $0.5 million increased by non-cash items primarily consisting of $22.1 million of stock-based compensation, and $7.2 million of depreciation and amortization, partially offset by $0.5 million of non-cash lease income.
The changes in operating assets and liabilities included in net cash provided by operating activities were $29.3 million in deferred revenue, primarily reflective of the growth in our unique subscriptions and price increases across several of our subscription plans, $17.0 million in accounts payable and accrued liabilities, primarily related to increased operating expenses and the timing of payments, $1.6 million in funds payable to customers, primarily related to increased reservations on our hospitality platform, and $0.4 million in accounts receivable and due from vendors, primarily related to the timing of cash collections. Net cash provided by operating activities was offset by net cash outflows of $13.7 million in prepaid expenses and other current assets, primarily related to increased prepaid income taxes partially offset by decreased prepaid advertising expenses.
Net cash (used in)/provided by investing activities
Net cash used in investing activities for the three months ended March 31, 2024 was $50.4 million, which reflected $47.0 million used to purchase marketable securities and $3.4 million spent in connection with the purchase of property and equipment, including $2.7 million of capitalized software development costs in support of our product development.
Net cash provided by investing activities for the three months ended March 31, 2023 was $28.8 million, which reflected $39.7 million in proceeds from the sale and maturities of marketable securities, offset by $7.8 million used to purchase marketable securities and $3.1 million spent in connection with the purchase of property and equipment, including $1.9 million of capitalized software development costs in support of our product development.
Net cash used in financing activities
Net cash used in financing activities for the three months ended March 31, 2024 was $47.9 million, which reflected $24.4 million in payments for taxes related to net share settlement of equity awards, $12.2 million in principal term loan payments, and $12.2 million in payments for repurchase and retirement of Class A common stock. Cash used in financing activities was offset by $0.8 million in proceeds from exercise of stock options.
Net cash used in financing activities for the three months ended March 31, 2023 was $48.2 million, which reflected $25.3 million in payments for repurchase and retirement of Class A common stock, $12.8 million in payments for taxes related to net share settlement of equity awards, and $10.2 million in principal term loan payments. Net cash used in financing activities was offset by $0.1 million in proceeds from exercises of stock options.
Indebtedness
On December 12, 2019, we entered into a credit agreement with various financial institutions that provided for a $350.0 million term loan (the “2019 Term Loan”) and a $25.0 million revolving credit facility (the “Revolving Credit Facility”), which included a $15.0 million letter of credit sub-facility. On December 11, 2020, we amended the credit agreement (as amended, the “2020 Credit Agreement”) to increase the size of the 2019 Term Loan to $550.0 million (as amended, the “2020 Term Loan”) and extend the maturity date for the 2019 Term Loan and the Revolving Credit Facility to December 11, 2025. On June 15, 2023, we amended the 2020 Credit Agreement (as amended, the “Credit Agreement”) to increase the total size of the 2020 Term Loan to $650.0 million (the “Term Loan”) upon the closing of the Google Domains Asset Acquisition and, effective June 30, 2023, replaced LIBOR as the benchmark rate with SOFR.
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
Borrowings under the 2020 Credit Agreement were subject to an interest rate equal to, at our option, LIBOR or the bank's alternative base rate (the "ABR"), in either case, plus an applicable margin prior to June 30, 2023. Effective June 30, 2023, under the Credit Agreement, LIBOR as the benchmark rate was replaced with SOFR. The ABR is the greater of the prime rate, the federal funds effective rate plus the applicable margin or the SOFR quoted rate plus the applicable margin. The applicable margin is based on an indebtedness to consolidated EBITDA ratio as prescribed under the Credit Agreement and ranges from 1.25% to 2.25% on applicable SOFR loans and 0.25% to 1.25% on ABR loans. In addition, the Revolving Credit Facility is subject to an unused commitment fee, payable quarterly, of 0.20% to 0.25% of the unutilized commitments (subject to reduction in certain circumstances). Consolidated EBITDA is defined in the Credit Agreement and is not comparable to our definition of adjusted EBITDA used elsewhere in the Quarterly Report on Form 10-Q since the

Credit Agreement allows for additional adjustments to net income including the exclusion of transaction costs, changes in deferred revenue and other costs that may be considered non-recurring. Further, consolidated EBITDA, as defined in the Credit Agreement, may be different from similarly titled EBITDA financial measures used by other companies. The definition of consolidated EBITDA is contained in Section 1.1 of the Credit Agreement.
As of March 31, 2024, $559.2 million was outstanding under the Term Loan. The Term Loan requires scheduled quarterly principal payments in aggregate annual amounts equal to 7.50% for 2023 and 2024, and 10.00% for 2025, in each case, on the Term Loan principal amount, with the balance due at maturity. In addition, the Credit Agreement includes certain customary prepayment requirements for the Term Loan, which are triggered by events such as asset sales, incurrence of indebtedness and sale leasebacks.
As of March 31, 2024, $7.3 million was outstanding under the Revolving Credit Facility in the form of outstanding letters of credit and $17.7 million remained available for borrowing by us. The outstanding letters of credit relate to security deposits for certain of our leased locations.
The Credit Agreement contains certain customary affirmative covenants and events of default. The negative covenants in the Credit Agreement include, among others, limitations on our ability (subject to negotiated exceptions) to incur additional indebtedness or issue additional preferred stock, incur liens on assets, enter into agreements related to mergers and acquisitions, dispose of assets or pay dividends and distributions. The Credit Agreement contains certain negative covenants for an indebtedness to consolidated EBITDA ratio, as defined by the Credit Agreement, and commencing with December 31, 2020 and all fiscal quarters thereafter through maturity. For the fiscal quarter ended March 31, 2024, and each fiscal quarter thereafter, the Company is required to maintain an indebtedness to consolidated EBITDA ratio of not more than 3.75 (the “Financial Covenant”), subject to customary equity cure rights. The Financial Covenant is subject to a 0.50 step-up in the event of a material permitted acquisition, which we can elect to implement up to two times during the life of the facility. As of March 31, 2024, we have not elected to implement this set-up as a result of any of our acquisitions. If we are not in compliance with the covenants under the Credit Agreement or we otherwise experience an event of default, the lenders would be entitled to take various actions, including acceleration of amounts due under the Credit Agreement. As of March 31, 2024, we were in compliance with all applicable covenants, including the Financial Covenant.
The obligations under the Credit Agreement are guaranteed by our wholly-owned domestic subsidiaries and are secured by substantially all of the assets of the guarantors, subject to certain exceptions.
Total interest expense related to our indebtedness was $10.4 million and $8.1 million for the three months ended March 31, 2024 and 2023, respectively.
Stock Repurchase Plan
On May 10, 2022, the board of directors authorized a general share repurchase program of the Company’s Class A common stock of up to $200.0 million. On February 26, 2024, the board of directors authorized a new general share repurchase program of the Company's Class A common stock of up to $500.0 million with no fixed expiration (the "Stock Repurchase Plan") to replace the previous repurchase plan. During the three months ended March 31, 2024, the Company repurchased 0.3 million shares and paid cash of $12.2 million, under the Stock Repurchase Plan through open market purchases. The weighted-average price per share for the share repurchases was $33.33 during the three months ended March 31, 2024. As of March 31, 2024, approximately $487.8 million remained available for stock repurchase pursuant to the Stock Repurchase Plan.

Key Performance Indicators ("KPIs") and Non-GAAP Financial Measures
We review the following KPIs and non-GAAP financial measures to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. Increases or decreases in our KPIs and non-GAAP financial measures may not correspond with increases or decreases in our revenue and our KPIs and non-GAAP financial measures may be calculated in a manner different from similar KPIs and non-GAAP financial measures used by other companies. We may, on occasion, revise our KPIs or non-GAAP financial measures to better align with the business, its operations, industry standards, or other considerations.

	Three Months Ended March 31,
	2024	2023
Unique subscriptions (in thousands) (1)	4,912	4,264
Total bookings (in thousands)	$325,946	$265,789
ARRR (in thousands) (2)	$1,117,659	$941,860
ARPUS (1)	$226.63	$212.76
Adjusted EBITDA (in thousands)	$32,011	$30,863
Unlevered free cash flow (in thousands)	$89,322	$67,096
GPV (in thousands) (3)	$1,649,457	$1,534,058
______________
(1)Unique subscriptions and average revenue per unique subscription (“ARPUS”) do not account for single domain subscriptions originally sold by Google as a part of the Google Domains Asset Acquisition.
(2)Annual run rate revenue ("ARRR") for the three months ended March 31, 2023 has been recast to conform to the current period definition. Previously, ARRR was calculated using monthly revenue from subscription fees and revenue generated in conjunction with associated fees in the last month of the period multiplied by 12. We have since revised our calculation to use quarterly revenue from subscription fees and revenue generated in conjunction with associated fees in the last quarter of the period multiplied by 4 to normalize results for the run rate each quarter.
(3)"Gross payment volume" or "GPV" was previously presented as "Gross merchandise value" or "GMV" in prior period disclosures. There were no revisions to the calculation of GPV as a result of this nomenclature change.
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
Unique subscriptions increased 0.6 million, or 15.2%, as of March 31, 2024 compared to the same period in 2023, primarily as a result of stable retention of existing subscriptions and the continued acquisition of new subscriptions.
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
Total bookings increased $60.2 million, or 22.6%, for the three months ended March 31, 2024 compared to the same period in 2023, primarily as a result of the increase in our unique subscriptions as well as the impact of the Acquired Domain Assets.
Annual run rate revenue (“ARRR”).   We calculate ARRR as the quarterly revenue from subscription fees and revenue generated in conjunction with associated fees (fees taken or assessed in conjunction with commerce transactions) in the last quarter of the period multiplied by 4. We believe that ARRR is a key indicator of our future revenue potential. However, ARRR should be viewed independently of revenue, and does not represent our GAAP revenue on an annualized basis, as it is an operating metric that can be impacted by subscription start and end dates and renewal rates. ARRR is not intended to be a replacement or forecast of revenue.
ARRR increased $175.8 million, or 18.7%, as of March 31, 2024 compared to the same period in 2023 primarily as a result of the increase in our unique subscriptions, the impact of the Acquired Domain Assets, and price increases across several of our subscription plans.

Average revenue per unique subscription.   We calculate ARPUS as the total revenue during the preceding 12-month period divided by the average of the number of total unique subscriptions at the beginning and end of the period. We believe ARPUS is a useful metric in evaluating our ability to increase prices, sell higher-value plans and add-on subscriptions.
ARPUS increased $13.87, or 6.5%, as of March 31, 2024 compared to the same period in 2023 primarily as a result of price increases across several of our subscription plans and increased attachment rates for certain commerce offerings, including our marketing and scheduling tools.
Adjusted EBITDA.   Adjusted EBITDA is a supplemental performance measure that our management uses to assess our operating performance. We calculate adjusted EBITDA as net income/(loss) excluding interest expense, other (income)/loss, net, provision for/(benefit from) income taxes, depreciation and amortization, stock-based compensation expense and other items that we do not consider indicative of our ongoing operating performance. The following is a reconciliation of adjusted EBITDA to the most comparable GAAP measure, net income:

	Three Months Ended March 31,
($ in thousands)	2024	2023
Net income	$144	$502
Interest expense	10,381	8,094
Benefit from income taxes	(20,776)	(7,940)
Depreciation and amortization	18,672	7,241
Stock-based compensation expense	28,167	22,126
Other (income)/loss, net	(4,577)	840
Adjusted EBITDA	$32,011	$30,863
Adjusted EBITDA increased $1.1 million, or 3.7%, for the three months ended March 31, 2024 compared to the same period in 2023 primarily due to the increase in revenue, partially offset by increases in cost of revenue, primarily driven by domain name registration fees, and increases in advertising expenses.
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

	Three Months Ended March 31,
($ in thousands)	2024	2023
Cash flows from operating activities	$85,219	$64,155
Cash paid for capital expenditures	(3,385)	(3,075)
Free cash flow	81,834	61,080
Cash paid for interest, net of the associated tax benefit	7,488	6,016
Unlevered free cash flow	$89,322	$67,096
Unlevered free cash flow increased $22.2 million, or 33.1%, for the three months ended March 31, 2024 compared to the same period in 2023 primarily driven by the increase in bookings as well as the timing of cash collections and payments.
Gross Payment Volume.   GPV represents the value of physical goods and services, including content, time sold, hospitality and events, net of refunds, on our platform over a given period of time.
GPV processed on our platform increased $115.4 million, or 7.5%, for the three months ended March 31, 2024 compared to the same period in 2023 primarily due to GPV from our scheduling product as well as increased commerce transactions occurring on our customers' websites.
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
Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023. Our critical accounting policies have not significantly changed during the three months ended March 31, 2024. See

"Part I. Financial Information, Item 1. Financial Statements (Unaudited), Note 2. Summary of Significant Accounting Policies" elsewhere in this Quarterly Report on Form 10-Q for more information.
Recently Issued Accounting Standards
A discussion of recent accounting pronouncements is included in "Part I. Financial Information, Item 1. Financial Statements (Unaudited), Note 2. Summary of Significant Accounting Policies" to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Foreign currency exchange risk
While we generate the majority of our revenue in U.S. dollars, a portion of our revenue is denominated in Euros. For the three months ended March 31, 2024 and 2023, 71.5% and 71.6% of our revenue was denominated in U.S. dollars, respectively. For the three months ended March 31, 2024 and 2023, 28.5% and 28.4% of our revenue was denominated in Euros, respectively. As a result, changes in foreign currency exchange rates can have an impact on our results of operations. Transaction gains/(losses) for the three months ended March 31, 2024 and 2023 were $1.5 million and $(1.9) million, respectively, and are included in other income/(loss), net in the condensed consolidated statements of operations. As we expand globally, we will be further exposed to fluctuations in currency exchange rates.
The assets and liabilities of our international subsidiaries are denominated in the local currencies of the countries in which they operate. Accordingly, assets and liabilities of our subsidiaries are translated into U.S. dollars at exchange rates in effect on the applicable balance sheet date. Income and expense items are translated at average exchange rates for the applicable period. Foreign currency translation adjustments are included in accumulated other comprehensive loss in the condensed consolidated balance sheets.
We currently do not hedge foreign currency exposure. We may in the future hedge our foreign currency exposure and may use currency forward contracts, currency options or other common derivative financial instruments to reduce foreign currency risk. It is difficult to predict the effect that future hedging activities would have on our results of operations.
Interest rate sensitivity
We had cash equivalents and marketable securities totaling $231.1 million as of March 31, 2024. Our cash equivalents are held for working capital purposes and investments in marketable securities are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes. Our cash equivalents and marketable securities are subject to market risk due to changes in interest rates. Fixed rate securities may have their market value adversely affected due to a rise in interest rates. Our future investment income may fall short of our expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates.
Borrowings under the Credit Agreement are subject to an interest rate equal to, at our option, SOFR or ABR, in either case, plus an applicable margin. Based on the outstanding balance of the Credit Agreement as of March 31, 2024, for every 100 basis point increase in SOFR or ABR, we would incur approximately $5.6 million of additional annual interest expense. We currently do not hedge interest rate exposure. We may in the future hedge our interest rate exposure and may use swaps, caps, collars, structured collars or other common derivative financial instruments to reduce interest rate risk. It is difficult to predict the effect that future hedging activities would have on our results of operations.
Credit risk
We maintain components of our cash and cash equivalents balance in various accounts, which from time to time exceed the federal depository insurance coverage limit. In addition, substantially all of our cash and cash equivalents, as well as our marketable securities, are held by four financial institutions that we believe are of high credit quality. We have not experienced any losses on our deposits of cash and cash equivalents and accounts are monitored by our management team to mitigate risk. We are exposed to credit risk in the event of default by the financial institution holding our cash and cash equivalents or an event of default by the issuers of any corporate bonds and commercial paper we hold.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024, the end of the period covered by the Quarterly Report on Form 10-Q. Based on the evaluation of our disclosure controls and procedures our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were operating effectively and our management has concluded that our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with U.S. GAAP.
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
We have historically experienced customer turnover as a result of general economic conditions and other risks affecting our customers’ businesses or needs. Many of these customers are in the entrepreneurial stage of their development and there is no guarantee that their businesses will succeed. Other customers may be looking for a shorter-term solution for a specific event. Our costs associated with renewals are substantially lower than costs associated with generating new unique subscriptions. Therefore, a reduction in retention of our unique subscriptions, even if offset by an increase in new unique subscriptions, could adversely impact our business, financial condition and results of operations. Moreover, any volatile or uncertain economic conditions and any resulting decrease in business formation or failures of small businesses could affect our ability to generate new unique subscriptions or retain existing unique subscriptions.
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
The market for providing software as a service based website design and management software is evolving and we face competition in various aspects of our business, which we expect to intensify in the future as existing and new competitors introduce new solutions or enhance existing solutions. We also compete with specific providers offering services or products that overlap with parts of our solutions, including online presence solutions, e-commerce solutions, domain registration and website hosting services, email marketing solutions, scheduling solutions and hospitality solutions. Some of our competitors have longer operating histories, larger customer bases, greater brand recognition, more extensive commercial relationships and greater financial and other resources than we do.
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
As of March 31, 2024, we have outstanding $559.2 million aggregate principal amount of borrowings under the Term Loan and $7.3 million aggregate principal amount of borrowings under the Revolving Credit Facility (as defined above). If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures or to sell assets, seek additional capital or restructure or refinance our indebtedness. Our ability to restructure or refinance our current or future debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives. We cannot assure you that our business will be able to generate sufficient levels of cash or that future borrowings or other financings will be available to us in an amount sufficient to enable us to service our indebtedness and fund our other liquidity needs. In addition, our indebtedness under the Credit Agreement (as defined above) bears interest at variable rates. Because we have variable rate debt, fluctuations in interest rates may affect our business, financial condition and results of operations.
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
As of March 31, 2024, we had customers in over 200 countries and territories and expect to continue to expand our international operations in the future. However, international sales and the use of our platform in various countries subject us to risks that we do not generally face with respect to domestic sales. These risks include, but are not limited to:
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
Our business, financial condition and results of operations are affected by fluctuations due to changes in foreign currency exchange rates. While we generate the majority of our revenue in U.S. dollars, a portion of our revenue is denominated in Euros. For the three months ended March 31, 2024, 71.5% of our revenue was denominated in U.S. dollars and 28.5% of our revenue was denominated in Euros. As we expand globally, we will be further exposed to fluctuations in currency exchange rates to the extent that the revenue that we generate in currencies other than the U.S. dollar increases. Furthermore, currency exchange rates have been especially volatile in the recent past, and these currency fluctuations have made and may continue to make it difficult for us to accurately predict our results of operations.
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
Our Class A common stock has one vote per share and our Class B common stock has ten votes per share. The multi-class structure of our common stock has the effect of concentrating voting control with our Class B common stockholders. As of March 31, 2024, Mr. Casalena holds a majority of the voting power of our outstanding capital stock. As a result, Mr. Casalena will have control over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. He may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. Corporate actions might be taken even if other stockholders oppose them. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control or other liquidity event of our company, could deprive our stockholders of an opportunity to receive a premium for their shares of Class A common stock as part of a sale or other liquidity event and might ultimately affect the trading price of our Class A common stock. Future transfers by holders of Class B common stock will generally result in those shares converting to Class A common stock, which will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term.
Pursuant to our amended and restated certificate of incorporation, we are authorized to issue 1,000,000,000 shares of Class C common stock and as of March 31, 2024, there is no Class C common stock outstanding. Although we have no current plans to issue any shares of Class C common stock in the future, we may issue shares of Class C common stock for a variety of corporate purposes, including financings, acquisitions, investments, dividends and equity incentives to our employees, consultants and directors. Under our amended and restated certificate of incorporation, our board of directors has the authority, without stockholder approval except as required by the listing standards of the NYSE, to issue additional shares of our capital stock. Because the Class C common stock carries no voting rights, is not convertible into any other capital stock and is not listed for trading on an exchange or registered for sale with the SEC, shares of Class C common stock may be less liquid and less attractive to any future recipients of these shares than shares of Class A common stock, although we may seek to list the Class C common stock for trading and register shares of Class C common stock for sale in the future. In addition, because our Class C common stock carries no voting rights and is not counted when determining whether the seven percent ownership threshold related to automatic conversion of the Class B common stock is met, if we issue shares of Class C common stock in the future, the holders of our Class B common stock, including our Founder and Chief Executive Officer, may be able to elect all of our directors and to determine the outcome of most matters submitted to a vote of our stockholders for a longer period of time than would be the case if we issued Class A common stock rather than Class C common stock in such transactions. In addition, if we issue shares of Class C common stock in the future, such issuances would have a dilutive effect on the economic interests of our Class A common stock and Class B common stock.
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
The table below provides information with respect to repurchases of shares of our Class A common stock during the three months ended March 31, 2024 (in thousands, except share and per share data):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (in thousands)
January 1 - 31	—	$—	—	53,818
February 1 - 29	—	—	—	53,818
March 1 - 31	320,793	33.33	320,793	487,836
Total	320,793	$33.33	320,793	$487,836
__________________
(1) On May 10, 2022, the board of directors authorized a general share repurchase program of the Company’s Class A common stock of up to $200,000, with no fixed expiration. On February 26, 2024, the board of directors authorized a new general share repurchase program of the Company's Class A common stock of up to $500,000 with no fixed expiration to replace the previous repurchase plan. These Class A common stock repurchases may occur in the open market, through privately negotiated transactions, through block purchases, other purchase techniques including the establishment of one or more plans under Rule 10b5-1 of the Securities Exchange Act of 1934 or by any combination of such methods. The timing and actual amount of shares repurchased will depend on a variety of different factors and may be modified, suspended or terminated at any time at the discretion of the board of directors.
(2) Average price paid per share includes costs associated with the repurchases.
Item 3. Defaults upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
On March 4, 2024, Anthony Casalena, Chief Executive Officer, adopted a 10b5-1 trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The 10b5-1 trading plan provides for the sale of an aggregate of up to 3,930,000 shares of the Company's common stock, excluding any shares withheld by the Company to satisfy tax withholding obligations, between June 2024 and November 2024, subject to early termination for certain specified events set forth in the plan.

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Title	Form	File Number	Exhibit	Filing Date
10.1*†	Form of Performance Restricted Stock Unit Award Agreement pursuant to the Squarespace, Inc. 2021 Equity Incentive Plan.
31.1*	Certification of the Registrant’s Principal Executive Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Registrant’s Principal Financial Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1 NS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
__________________
* Filed herewith.
† Indicates a management contract or compensatory plan.
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

Squarespace, Inc.

Date: May 7, 2024	By:	/s/ Anthony Casalena
Anthony Casalena Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2024	By:	/s/ Nathan Gooden
Nathan Gooden Chief Financial Officer (Principal Financial Officer)