Form 10-Q
period 2024-06-30
Squarespace, Inc.
filed 2024-08-02
CIK 1496963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
_________________________________
[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2024, the registrant had 90,630,649 shares of Class A Common Stock, 47,844,755 shares of Class B Common Stock, and no shares of Class C Common Stock, each with a par value of $0.0001 per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements that reflect our current views with respect to, among other things, future events and our future business, financial condition and results of operations. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” or the negative version of those words or phrases or other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are not statements of historical fact, and are based on current expectations, estimates and projections about our industry as well as certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, which you should consider and read carefully, including but not limited to:
•     our ability to consummate the Proposed Merger. See Description of Business – Proposed Merger, appearing in this Quarterly Report on Form 10-Q for further information;
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

PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
SQUARESPACE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$270,363	$257,702
Restricted cash	—	36,583
Investment in marketable securities	52,041	—
Accounts receivable	41,384	24,894
Due from vendors	—	6,089
Prepaid expenses and other current assets	83,016	48,947
Total current assets	446,804	374,215
Property and equipment, net	49,609	58,211
Operating lease right-of-use assets	61,016	77,764
Goodwill	196,522	210,438
Intangible assets, net	140,839	190,103
Other assets	11,560	11,028
Assets of business held for sale	94,529	—
Total assets	$1,000,879	$921,759
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$21,933	$12,863
Accrued liabilities	98,933	99,435
Deferred revenue	397,923	333,191
Funds payable to customers	—	42,672
Debt, current portion	57,140	48,977
Operating lease liabilities, current portion	11,281	12,640
Total current liabilities	587,210	549,778
Deferred income taxes, non-current portion	1,164	1,039
Debt, non-current portion	487,846	519,816
Operating lease liabilities, non-current portion	71,843	97,714
Other liabilities	18,940	13,764
Liabilities of business held for sale	76,745	—
Total liabilities	1,243,748	1,182,111
Commitments and contingencies (see Note 11)
Stockholders’ deficit:
Class A common stock, par value of $0.0001; 1,000,000,000 shares authorized as of June 30, 2024 and December 31, 2023, respectively; 90,630,649 and 88,545,012 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	9	9
Class B common stock, par value of $0.0001; 100,000,000 shares authorized as of June 30, 2024 and December 31, 2023, respectively; 47,844,755 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	5	5
Class C common stock (authorized May 10, 2021), par value of $0.0001; 1,000,000,000 shares authorized as of June 30, 2024 and December 31, 2023, respectively; zero shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	—	—
Additional paid in capital	936,277	924,634
Accumulated other comprehensive loss	(1,280)	(843)
Accumulated deficit	(1,177,880)	(1,184,157)
Total stockholders’ deficit	(242,869)	(260,352)
Total liabilities and stockholders’ deficit	$1,000,879	$921,759
The accompanying notes are an integral part of these condensed consolidated financial statements.

SQUARESPACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$296,769	$247,529	$577,917	$484,557
Cost of revenue	82,939	43,167	163,713	86,117
Gross profit	213,830	204,362	414,204	398,440
Operating expenses:
Research and product development	69,805	61,412	136,651	119,982
Marketing and sales	88,282	75,373	205,815	177,045
General and administrative	38,873	30,909	69,696	63,249
Total operating expenses	196,960	167,694	412,162	360,276
Operating income	16,870	36,668	2,042	38,164
Interest expense	(10,157)	(8,635)	(20,538)	(16,729)
Other income, net	4,454	2,038	9,031	1,198
Income/(loss) before (provision for)/benefit from income taxes	11,167	30,071	(9,465)	22,633
(Provision for)/benefit from income taxes	(5,034)	(26,411)	15,742	(18,471)
Net income	$6,133	$3,660	$6,277	$4,162

Net income per share, basic	$0.04	$0.03	$0.05	$0.03
Net income per share, diluted	$0.04	$0.03	$0.04	$0.03
Weighted-average shares used in computing net income per share, basic	137,760,693	135,302,409	137,348,777	135,111,072
Weighted-average shares used in computing net income per share, diluted	142,143,018	138,771,613	141,419,521	138,013,454
The accompanying notes are an integral part of these condensed consolidated financial statements.

SQUARESPACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$6,133	$3,660	$6,277	$4,162
Other comprehensive (loss)/income
Foreign currency translation adjustment	(374)	(296)	(330)	(38)
Unrealized (loss)/gain on marketable securities, net of income taxes	(80)	—	(107)	216
Total other comprehensive (loss)/income	(454)	(296)	(437)	178
Total comprehensive income	$5,679	$3,364	$5,840	$4,340
The accompanying notes are an integral part of these condensed consolidated financial statements.

SQUARESPACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
(in thousands, except share data)
(unaudited)
Three and Six Months Ended June 30, 2024

	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2023	88,545,012	$9	47,844,755	$5	—	$—	$924,634	$(843)	$(1,184,157)	$(260,352)
Stock-based compensation	—	—	—	—	—	—	28,979	—	—	28,979
Stock option exercises	420,214	—	—	—	—	—	841	—	—	841
Vested RSUs converted to common shares	1,808,975	—	—	—	—	—	—	—	—	—
Taxes paid related to net share settlement of equity awards	(769,189)	—	—	—	—	—	(24,022)	—	—	(24,022)
Repurchase and retirement of Class A common stock	(320,793)	—	—	—	—	—	(12,164)	—	—	(12,164)
Excise tax on repurchase of Class A common stock	—	—	—	—	—	—	284	—	—	284
Net income	—	—	—	—	—	—	—	—	144	144
Total other comprehensive income, net of taxes	—	—	—	—	—	—	—	17	—	17
Balance at March 31, 2024	89,684,219	$9	47,844,755	$5	—	$—	$918,552	$(826)	$(1,184,013)	$(266,273)
Stock-based compensation	—	—	—	—	—	—	33,390	—	—	33,390
Stock option exercises	610,208	—	—	—	—	—	1,744	—	—	1,744
Vested RSUs converted to common shares	790,250	—	—	—	—	—	—	—	—	—
Taxes paid related to net share settlement of equity awards	(300,446)	—	—	—	—	—	(13,262)	—	—	(13,262)
Repurchase and retirement of Class A common stock	(153,582)	—	—	—	—	—	(4,147)	—	—	(4,147)
Excise tax on repurchase of Class A common stock	—	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—	6,133	6,133
Total other comprehensive loss, net of taxes	—	—	—	—	—	—	—	(454)	—	(454)
Balance at June 30, 2024	90,630,649	$9	47,844,755	$5	—	$—	$936,277	$(1,280)	$(1,177,880)	$(242,869)
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

SQUARESPACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2024	2023
OPERATING ACTIVITIES:
Net income	$6,277	$4,162
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,885	14,477
Stock-based compensation	60,965	51,605
Deferred income taxes	125	124
Non-cash lease income	(1,757)	(989)
Other	625	310
Changes in operating assets and liabilities:
Accounts receivable and due from vendors	(15,697)	2,364
Prepaid expenses and other current assets	(35,545)	(1,480)
Accounts payable and accrued liabilities	29,784	9,822
Deferred revenue	69,012	38,030
Funds payable to customers	(4,943)	(2,131)
Other operating assets and liabilities	117	408
Net cash provided by operating activities	145,848	116,702
INVESTING ACTIVITIES:
Proceeds from the sale and maturities of marketable securities	1,000	39,664
Purchases of marketable securities	(52,856)	(7,824)
Purchase of property and equipment	(6,074)	(7,167)
Net cash (used in)/provided by investing activities	(57,930)	24,673
FINANCING ACTIVITIES:
Principal payments on debt	(24,488)	(20,379)
Payments for repurchase and retirement of Class A common stock	(16,311)	(25,321)
Taxes paid related to net share settlement of equity awards	(37,640)	(20,318)
Proceeds from exercise of stock options	2,585	134
Net cash used in financing activities	(75,854)	(65,884)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(513)	165
Increase in cash, cash equivalents and restricted cash, including cash classified as assets of business held for sale	11,551	75,656
Less: Increase in cash, cash equivalents and restricted cash classified as assets of business held for sale	(35,473)	—
Net (decrease)/increase in cash, cash equivalents and restricted cash	(23,922)	75,656
Cash, cash equivalents and restricted cash at the beginning of the period	294,285	232,620
Cash, cash equivalents and restricted cash at the end of the period	$270,363	$308,276

Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$270,363	$274,004
Restricted cash	—	34,272
Cash, cash equivalents, and restricted cash at the end of the period	$270,363	$308,276

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
Cash paid during the year for interest	$19,883	$16,360
Cash paid during the year for income taxes, net of refunds	$31,231	$22,902
Cash paid for amounts included in the measurement of operating lease liabilities	$8,124	$7,861

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCE ACTIVITIES
Purchases of property and equipment included in accounts payable and accrued liabilities	$295	$196
Capitalized stock-based compensation	$1,404	$1,638
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
Proposed Merger
On May 13, 2024, the Company entered into a definitive agreement to go private with an affiliate of Permira, a global investment firm, in an all-cash transaction valued at approximately $6,900,000 on an enterprise value basis (the "Proposed Merger"). Specifically, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Spaceship Purchaser, Inc., a Delaware corporation (“Parent”), and Spaceship Group MergerCo, Inc., a Delaware corporation and wholly owned subsidiary of Parent (“Merger Sub”, and together with Parent, the “Buyer Parties”), providing for the merger of Merger Sub with and into the Company, with the Company surviving such merger as a wholly owned subsidiary of Parent (the “Merger”).
Under the terms of the Merger Agreement, each share of the Company's common stock outstanding as of immediately prior to the effective time of the Merger (the "Effective Time"), other than shares owned by the Company and certain shares owned by affiliates of Anthony Casalena, affiliates of General Atlantic and affiliates of Accel, will be cancelled and extinguished and automatically converted into the right to receive cash in an amount equal to $44.00, without interest thereon and subject to any applicable withholding taxes. If the Merger is consummated, the Company's Class A common stock will be de-listed from the New York Stock Exchange and de-registered under the Securities Exchange Act of 1934, as amended.
The Merger Agreement contains customary representations, warranties, and covenants. Consummation of the Merger is subject to receipt of regulatory approvals and certain other conditions set forth in the Merger Agreement, including, but not limited to, (i) the affirmative vote of the holders of a majority in voting power of the outstanding shares of the Company's common stock beneficially owned, directly or indirectly, by Company stockholders not affiliated with Anthony Casalena, General Atlantic, Accel, Permira or the directors and officers of the Company; (ii) the accuracy of the representations and warranties of the Company in the Merger Agreement, subject to applicable materiality or other qualifiers, as of certain dates set forth in the Merger Agreement; (iii) the Company having performed and complied in all material respects with all covenants under the Merger Agreement required to be performed and complied with by it at or prior to the closing of the Merger; (iv) receipt by the Buyer Parties of a customary closing certificate of the Company; and no Company material adverse effect having occurred after the date of the Merger Agreement; and (v) no order, injunction or judgment issued by any governmental authority preventing the consummation of the Merger being in effect, nor shall any action have been taken by any such governmental authority, and no statute, rule, regulation or order having been enacted, entered, enforced or deemed applicable to the Merger that, in each case, prohibits, makes illegal, or enjoins the consummation of the Merger. The Company's Board of Directors unanimously authorized, adopted and approved the Merger Agreement. Upon satisfaction of these and other customary closing conditions, the transaction is expected to close by the fourth quarter of 2024. The Company cannot predict with certainty, however, whether and when all of the required closing conditions will be satisfied or if the Merger will close.
The Merger Agreement contains certain termination rights for the Buyer Parties. Upon termination of the Merger Agreement under specified circumstances, including the Company terminating the Merger Agreement to enter into an alternative acquisition agreement with respect to a superior proposal in accordance with the Merger Agreement or Parent terminating the Merger Agreement due to a recommendation change as defined in the Merger Agreement, in each case, pursuant to and in accordance with a customary "fiduciary out" provision in the Merger Agreement, the Company will be required to pay Parent a termination fee of $198,700. The $198,700 termination fee will also be payable by the Company concurrently with the consummation of an acquisition transaction if the Merger Agreement is terminated under certain circumstances and prior to such termination, an acquisition proposal for an acquisition transaction has been made to the Company or has been publicly announced, proposed, disclosed or otherwise communicated and not withdrawn or otherwise abandoned and within 12 months after the termination any acquisition transaction is consummated or the Company enters into an agreement providing for any acquisition transaction. The Merger Agreement also contains certain termination rights for the Company. Upon termination of the Merger Agreement under specified circumstances, Parent will be required to pay the Company a termination fee of approximately $231,817. In addition to the foregoing termination rights, and subject to certain limitations, the Company or Parent may terminate the Merger Agreement if the Merger is not consummated by May 12, 2025.

SQUARESPACE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
Also on May 13, 2024, in connection with the execution of the Merger Agreement, Parent has delivered (a) equity commitment letters between Parent and the financing sources identified therein, pursuant to which such financing sources have committed, subject to the terms and conditions contained therein, to invest in Parent, directly or indirectly, the cash amounts set forth therein (the “Equity Commitment Letters”) and (b) a debt commitment letter executed by the financing sources identified therein, pursuant to which such financing sources have committed, subject to the terms and conditions contained therein, to provide Parent with debt financing in the amounts specified therein (the “Debt Commitment Letter”). The proceeds of the Equity Commitment Letters and the Debt Commitment Letter are intended to fund the merger consideration payable in the Merger, on the terms and subject to the conditions set forth therein. The Company is an express limited third party beneficiary of certain rights in the Equity Commitment Letters, on the terms and subject to the conditions set forth therein.
Additionally, on May 13, 2024, in connection with the execution of the Merger Agreement, Parent has delivered a fee funding agreement in favor of the Company and pursuant to which, on the terms and subject to the conditions contained therein, certain investors affiliated with Permira are agreeing to pay a portion of certain obligations of the Buyer Parties in connection with the Merger Agreement.
The foregoing description of the Merger Agreement and the transactions contemplated thereby does not purport to be complete, and is subject to, and qualified in its entirety by reference to, the full text of the Merger Agreement, which is attached as Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on May 13, 2024 and incorporated by reference herein.
The Company's transaction expenses associated with the negotiation of the Merger Agreement were $4,198 and were included in general and administrative expenses in the condensed consolidated statements of operations for the three and six months ended June 30, 2024. The Merger Agreement did not otherwise impact the Company’s condensed consolidated financial statements as of June 30, 2024.
Acquisitions
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
During the three and six months ended June 30, 2024 and 2023, no single customer accounted for more than 10% of the Company’s revenue. As of June 30, 2024 and December 31, 2023, one customer accounted for 30% and 37%, respectively, of the Company's accounts receivable.
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
Interest income on cash and cash equivalents was $2,634 and $5,617 for the three and six months ended June 30, 2024, respectively, and $1,472 and $2,534 for the three and six months ended June 30, 2023, respectively, and was included in other income, net in the condensed consolidated statements of operations.
Restricted Cash and Payment Processing Transactions
The Company holds funds and processes certain payments on behalf of its customers consisting of prepayments for restaurant reservations, to-go orders and events. While the Company does not have any contractual obligations to hold such cash as restricted, the prepayments have been historically included in restricted cash in the condensed consolidated balance sheets. As of June 30, 2024, these prepayments were included in assets of business held for sale in the condensed consolidated balance sheet.
In addition, the Company historically recognized the liability due to its customers in funds payable to customers in the condensed consolidated balance sheets. As of June 30, 2024, these liabilities were included in liabilities of business held for sale in the condensed consolidated balance sheet. The Company remits funds to customers based on the stipulated contract terms. In addition to restricted cash held on behalf of its customers, the Company recognizes in-transit receivables from certain third-party vendors which assist in processing and settling payment transactions due to a clearing period before the related cash is received or settled. In-transit receivables have been historically included in due from vendors in the condensed consolidated balance sheets. As of June 30, 2024, these in-transit receivables were included in assets of business held for sale in the condensed consolidated balance sheet.
See “Note 4. Business Held for Sale” for further information on assets and liabilities classified as held for sale as of June 30, 2024.
The following table represents the assets and liabilities related to payment processing transactions for restaurant reservations, to-go orders and events:

	June 30, 2024	December 31, 2023
Restricted cash	$32,685	$36,583
Due from vendors	5,044	6,089
Total payment processing assets	37,729	42,672
Funds payable to customers	(37,729)	(42,672)
Total payment processing liabilities	(37,729)	(42,672)
Total payment processing transactions, net	$—	$—
Investment in Marketable Securities
The Company classifies its investment in marketable securities as available for sale securities which are stated at fair value, as determined by quoted market prices. Unrealized gains and losses are included in accumulated other comprehensive loss in the condensed consolidated balance sheets. Unrealized losses are evaluated for impairment and those considered other than temporarily impaired are included in other income, net in the condensed consolidated statements of operations. Subsequent gains or losses realized upon redemption or sale of these securities in excess or below their adjusted

SQUARESPACE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
cost basis are also included in other income, net in the condensed consolidated statements of operations. The cost of securities sold is based upon the specific identification method.
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
Business Held for Sale
The Company classifies assets and liabilities to be disposed of by sale ("disposal group") as held for sale when (i) management commits to a plan to sell the disposal group; (ii) the disposal group is available for immediate sale in its present condition; (iii) an active program required to complete the plan to sell the disposal group has been initiated; (iv) the sale of the disposal group is probable, and transfer of the disposal group is expected to qualify for recognition as a completed sale, within one year; (v) the disposal group is for sale at a price that is reasonable in relation to its current fair value; and (vi) it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. Once classified as held for sale, depreciation and amortization of the long-lived assets included in the disposal group cease and the disposal group is measured at the lower of its carrying value or fair value less costs to sell. If the disposal group constitutes a business in accordance with ASC Topic 805, Business Combinations, the Company allocates a portion of its reporting unit's goodwill to the disposal group on a relative fair value basis.
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

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
	Presence	Commerce	Total	Presence	Commerce	Total
Subscription revenue
Transferred over time	$207,548	$62,162	$269,710	$401,594	$123,361	$524,955
Transferred at a point in time	6,936	—	6,936	12,925	—	12,925
Non-subscription revenue
Transferred over time	802	1,040	1,842	1,532	1,968	3,500
Transferred at a point in time	87	18,194	18,281	206	36,331	36,537
Total revenue	$215,373	$81,396	$296,769	$416,257	$161,660	$577,917

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
	Presence	Commerce	Total	Presence	Commerce	Total
Subscription revenue
Transferred over time	$167,335	$56,807	$224,142	$326,915	$110,863	$437,778
Transferred at a point in time	3,857	—	3,857	8,001	—	8,001
Non-subscription revenue
Transferred over time	822	832	1,654	1,421	1,727	3,148
Transferred at a point in time	60	17,816	17,876	128	35,502	35,630
Total revenue	$172,074	$75,455	$247,529	$336,465	$148,092	$484,557

SQUARESPACE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
Revenue by Geography
Revenue by geography is based on the customer’s self-reported country identifier or, if not available, the billing address or IP address, and was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
United States	$212,424	$177,195	$413,459	$346,949
International	84,345	70,334	164,458	137,608
Total revenue	$296,769	$247,529	$577,917	$484,557
Currently no individual country contributes greater than 10% of total international revenue.
Deferred Revenue
The deferred revenue balance as of June 30, 2024 and December 31, 2023 represents the Company’s aggregate remaining performance obligations that are expected to be recognized as revenue in subsequent periods. Generally, the Company’s contracts are for one year or less and the value for contracts with terms greater than one year is not material. The change in deferred revenue primarily reflects cash payments received during the period for which the performance obligation was not satisfied prior to the end of the period partially offset by $98,017 and $249,283 of revenues recognized during the three and six months ended June 30, 2024, respectively, and $79,714 and $203,843 during the three and six months ended June 30, 2023, respectively.
Capitalized Contract Costs
Assets capitalized related to contract costs consisted of the following:

	June 30, 2024	December 31, 2023
Capitalized referral fees, current	$7,624	$7,626
Capitalized referral fees, non-current	10,429	9,715
Capitalized app fees, current	733	750
Sales commissions, current (1)	60	496
Sales commissions, non-current (2)	83	144
Total capitalized contract costs	$18,929	$18,731
________________

(1)Excludes $776 of sales commissions, current which have been reclassified to assets of business held for sale in the condensed consolidated balance sheet as of June 30, 2024. See "Note 4. Business Held for Sale" for further information.
(2)Excludes $371 of sales commissions, non-current which have been reclassified to assets of business held for sale in the condensed consolidated balance sheet as of June 30, 2024. See "Note 4. Business Held for Sale" for further information.
Amortization of capitalized contract costs was included in the following line items in the condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of revenue	$734	$848	$1,483	$1,709
Marketing and sales	2,411	2,513	5,004	4,580
Total amortization of capitalized contract costs	$3,145	$3,361	$6,487	$6,289
There were no impairment charges recognized related to capitalized contract costs for the three and six months ended June 30, 2024 and 2023.
Obligations for Returns, Refunds and Other Similar Obligations
The Company did not have any material change in revenue recognition from a previous period due to refunds, change in transaction price or other consideration variables. As of June 30, 2024 and December 31, 2023, the Company's obligation for refunds was not material.

SQUARESPACE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
4.Business Held for Sale
On June 21, 2024, the Company entered into a securities purchase agreement with American Express Travel Related Services Company, Inc. ("American Express") whereby American Express has agreed to acquire all of the issued and outstanding limited liability company interests of the Company's hospitality platform, Tock LLC, for cash proceeds of $400,000 (the "Divestiture"). The Divestiture is expected to be completed within one year and is subject to certain customary closing adjustments and conditions.
Business held for sale comprised of the following assets and liabilities as of June 30, 2024:

June 30, 2024
Cash and cash equivalents	$2,788
Restricted cash	32,685
Accounts receivable, net	274
Due from vendors	5,044
Prepaid expenses and other current assets	1,567
Property and equipment, net	7,268
Operating lease right-of-use assets	9,925
Goodwill	13,916
Intangible assets, net	20,689
Other assets	373
Total assets of business held for sale	$94,529

Accounts payable	$1,160
Accrued liabilities	19,157
Deferred revenue	63
Funds payable to customers	37,729
Operating lease liabilities, current portion	1,326
Operating lease liabilities, non-current portion	17,310
Total liabilities of business held for sale	$76,745
5.Investment in Marketable Securities
The following table represents the amortized cost, gross unrealized gains and losses and fair market value of the Company’s available-for-sale (“AFS”) marketable securities as of June 30, 2024:

	June 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
Corporate bonds and commercial paper	$40,359	$—	$(72)	$40,287
U.S. treasuries	11,789	—	(35)	11,754
Total investment in marketable securities	$52,148	$—	$(107)	$52,041
The Company's gross unrealized losses and fair values for those investments that were in an unrealized loss position as of June 30, 2024, aggregated by investment category and the length of time that individual securities have been in a continuous loss position were as follows:

	June 30, 2024
	Less than 12 months		12 months or Greater		Total
	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses
Corporate bonds and commercial paper	$39,948	$(72)	$—	$—	$39,948	$(72)
U.S. treasuries	11,633	(35)	—	—	11,633	(35)
Total investment in marketable securities	$51,581	$(107)	$—	$—	$51,581	$(107)
The Company recognized unrealized losses of $80 and $107 with respect to its AFS marketable securities during the three and six months ended June 30, 2024, respectively. The unrealized losses were due to changes in market rates and were determined to be temporary in nature. The unrealized losses were included in accumulated other comprehensive loss in the condensed consolidated balance sheet as of June 30, 2024.

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
The contractual maturities of the investments classified as marketable securities were as follows:

June 30, 2024
Due within 1 year	$31,136
Due in 1 year through 5 years	20,905
Total investment in marketable securities	$52,041
The Company did not own any AFS marketable securities as of December 31, 2023.
6.Fair Value of Financial Instruments
A summary of the Company’s investments in marketable securities (including, if applicable, those marketable securities classified as cash and cash equivalents) were as follows:

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$214,495	$—	$—	$214,495
Available-for-sale debt securities
Corporate bonds and commercial paper	—	40,287	—	40,287
U.S. treasuries	11,754	—	—	11,754
Total	$226,249	$40,287	$—	$266,536

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$194,210	$—	$—	$194,210
Total	$194,210	$—	$—	$194,210
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

SQUARESPACE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
7.Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	June 30, 2024	December 31, 2023
Prepaid income taxes	$52,667	$3,402
Prepaid operational expenses (1)	11,383	12,183
Capitalized contract costs (2)	8,417	8,872
Prepaid domain name registration fees	6,864	12,073
Prepaid advertising expenses	312	5,804
Other current assets (3)	3,373	6,613
Total prepaid expenses and other current assets	$83,016	$48,947
__________________

(1)Excludes $699 of prepaid operational expenses which have been reclassified to assets of business held for sale in the condensed consolidated balance sheet as of June 30, 2024. See "Note 4. Business Held for Sale" for further information.
(2)Excludes $776 of capitalized contract costs which have been reclassified to assets of business held for sale in the condensed consolidated balance sheet as of June 30, 2024. See "Note 4. Business Held for Sale" for further information.
(3)Excludes $92 of other current assets which have been reclassified to assets of business held for sale in the condensed consolidated balance sheet as of June 30, 2024. See "Note 4. Business Held for Sale" for further information.
As of June 30, 2024 and December 31, 2023, the Company had $377 and $3,895, respectively, in deposits for domain name registration fees at certain third-party registries in relation to the Google Domains Asset Acquisition included as other current assets above.
8.Accrued Liabilities
Accrued liabilities consisted of the following:

	June 30, 2024	December 31, 2023
Accrued product expenses	35,565	22,569
Accrued marketing expenses (1)	24,395	24,998
Accrued indirect taxes (2)	$22,931	$38,174
Accrued payroll expenses (3)	3,001	4,247
Other accrued expenses (4)	13,041	9,447
Total accrued liabilities	$98,933	$99,435
__________________

(1)Excludes $115 of accrued marketing expenses which have been reclassified to liabilities of business held for sale in the condensed consolidated balance sheet as of June 30, 2024. See "Note 4. Business Held for Sale" for further information.
(2)Excludes $16,980 of accrued indirect taxes which have been reclassified to liabilities of business held for sale in the condensed consolidated balance sheet as of June 30, 2024. See "Note 4. Business Held for Sale" for further information.
(3)Excludes $1,028 of accrued payroll expenses which have been reclassified to liabilities of business held for sale in the condensed consolidated balance sheet as of June 30, 2024. See "Note 4. Business Held for Sale" for further information.
(4)Excludes $1,034 of other accrued expenses which have been reclassified to liabilities of business held for sale in the condensed consolidated balance sheet as of June 30, 2024. See "Note 4. Business Held for Sale" for further information.
9.Debt
Debt outstanding as of June 30, 2024 and December 31, 2023 was as follows:

	June 30, 2024	December 31, 2023
Term Loan	$546,910	$571,398
Less: unamortized original issue discount	(1,301)	(1,761)
Less: unamortized deferred financing costs	(623)	(844)
Less: debt, current	(57,140)	(48,977)
Total debt, non-current	$487,846	$519,816
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
On June 15, 2023, the Company amended the 2020 Credit Agreement (as amended, the "Credit Agreement") to increase the total size of the 2020 Term Loan to $650,000 (collectively, the "Term Loan") and, effective June 30, 2023, replace LIBOR as the benchmark rate with SOFR. The proceeds from the additional term loan commitments were funded on September 7, 2023 and used to partially fund the Google Domains Asset Acquisition, together with cash on hand.
Borrowings under the Credit Facility were subject to an interest rate equal to LIBOR plus the applicable margin based on our Consolidated Total Debt to Consolidated EBITDA ratio prior to June 30, 2023. Effective June 30, 2023, under the Credit Agreement, LIBOR as the benchmark rate was replaced with SOFR. The applicable margin was 1.60%, which includes a credit spread adjustment of 0.10%, and 1.50% as of June 30, 2024 and 2023, respectively. The effective interest rate was 6.94% and 6.70% as of June 30, 2024 and 2023, respectively. The effective interest rate for the Company’s final LIBOR payment, made on June 22, 2023, was 6.69%.
As of June 30, 2024, $7,255 was outstanding under the Revolving Credit Facility in the form of outstanding letters of credit and $17,745 remained available for borrowing by the Company. The letters of credit issued as of June 30, 2024 were related to certain of the Company's operating lease agreements for offices that require security deposits in the form of an irrevocable letter of credit. The letters of credit issued are subject to a fee equal to the interest rate on the Credit Facility. In addition, the Revolving Credit Facility is subject to an unused commitment fee of 0.20% to 0.25%, depending on the consolidated total debt to consolidated EBITDA ratio as defined by the Credit Agreement, payable quarterly to the lenders in respect of the unutilized commitments.
The Credit Agreement contains certain customary affirmative covenants and events of default. The negative covenants in the Credit Facility include, among other items, limitations on the ability, subject to negotiated exceptions, to incur additional indebtedness or issue additional preferred stock of the Company, to create or issue certain liens on certain assets, to enter into agreements related to mergers and acquisitions, including the sale of certain assets or disposition of assets, or declare, make or pay dividends and distributions. The Credit Agreement contains certain negative covenants for an indebtedness to consolidated EBITDA ratio, as defined by the Credit Agreement, and commencing with December 31, 2020 and all fiscal quarters thereafter through maturity. For the fiscal quarter ended June 30, 2024, and each fiscal quarter thereafter, the Company is required to maintain an indebtedness to consolidated EBITDA ratio of not more than 3.75 (the “Financial Covenant”), subject to customary equity cure rights. The Financial Covenant is subject to a 0.50 step-up in the event of a material permitted acquisition, which the Company can elect to implement up to two times during the life of the facility. If the Company is not in compliance with the covenants under the Credit Agreement or the Company otherwise experiences an event of default, the lenders would be entitled to take various actions, including acceleration of amounts due under the Credit Agreement. As of June 30, 2024, the Company was in compliance with all applicable covenants, including the Financial Covenant.
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
Scheduled Principal Payments
The scheduled principal payments required under the terms of the Credit Facility are as follows:

Year Ending December 31,	Amount
Remainder of 2024	$24,488
2025	522,422
Total	$546,910
10.Income Taxes
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

SQUARESPACE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
For the three months ended June 30, 2024 and 2023, the Company recorded an income tax expense of $5,034 and $26,411, respectively, which resulted in an effective tax rate of (45.1)% and (87.8)%, respectively. For the six months ended June 30, 2024 and 2023, the Company recorded an income tax benefit of $15,742 and an income tax expense of $18,471, respectively, which resulted in an effective tax rate of (166.3)% and (81.6)%, respectively.
The Company’s estimated annual effective income tax rate for the three and six months ended June 30, 2024 differed from the statutory rate of 21% primarily due to the change in the valuation allowance for deferred tax assets related primarily to the capitalization of research and development expenditures as required by the 2017 Tax Cuts and Jobs Act, nondeductible executive compensation, unrecognized tax benefits, state and local income taxes, and nondeductible stock-based compensation, partially offset by research and development tax credits, windfall from stock-based compensation, deduction from foreign-derived intangible income, and the effect of foreign operations.
The Company’s estimated annual effective income tax rate for the three and six months ended June 30, 2023 differed from the statutory rate of 21% primarily due to the change in the valuation allowance for deferred tax assets related primarily to the capitalization of research and development expenditures, nondeductible executive compensation, unrecognized tax benefits, state and local income taxes, and global intangible low-taxes income, partially offset by research and development tax credits, deduction from foreign-derived intangible income, and the effect of foreign operations.
As of June 30, 2024, the Company considered a significant portion of the earnings of foreign subsidiaries to be not permanently reinvested outside the U.S. The incremental deferred federal and state income taxes or foreign withholding taxes were not material to the condensed consolidated financial statements as those respective earnings have previously been subject to U.S. taxation or will receive a dividend received deduction.
All unrecognized tax benefits have been recorded to other liabilities in the condensed consolidated balance sheets. As of June 30, 2024, unrecognized tax benefits approximated $13,237, all of which would affect the effective tax rate if recognized. As of June 30, 2023, the Company had unrecognized tax benefits of $12,928, of which $12,771 would affect the effective tax rate if recognized. Of the $12,928 of the unrecognized tax benefits as of June 30, 2023, $12,771 was recorded to other liabilities and the remaining balance was recorded as a reduction in the gross deferred tax assets, offset by a corresponding reduction in the valuation allowance. The Company does not believe that its unrecognized tax benefits as of June 30, 2024 will significantly increase or decrease within the next twelve months. The increase was primarily due to tax positions taken during the current and prior periods. The Company is unable to reasonably estimate the timing of long-term payments or the amount by which the liability will increase or decrease. The Company believes that its unrecognized tax benefits as of June 30, 2024 will decrease by approximately $533 within the next twelve months due to expiring statutes of limitation. The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the Company's (provision for)/benefit from income taxes. Accrued interest and penalties were $1,487 and $497 as of June 30, 2024 and 2023, respectively, and were included in other liabilities in the condensed consolidated balance sheets.
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
In December 2021, the OECD proposed the Pillar Two framework as part of the OECD/G20 Base Erosion and Profit Shifting (BEPS) Project which makes changes to existing tax laws, including a 15% global minimum tax (“BEPS Pillar Two”). Several countries have enacted tax legislation with proposals from the BEPS Pillar Two framework, with an effective date starting in 2024. While we continue to monitor further legislation and guidance in the non-US jurisdictions in which we operate, we have evaluated the impact of the published legislation and although not material to the condensed consolidated financial statements, we have included the impacts in the estimated annual effective tax rate for the three and six months ended June 30, 2024.
On December 15, 2022, the Ireland Finance Act 2022 was signed into Irish law. With the enactment of the Ireland Finance Act 2022, qualifying Ireland-related research and development tax credits do not depend on the generation of future taxable income. As a result, the Company determined these credits to be a credit to research and development expenses in the form of a government grant as analogized under International Accounting Standards 20, Accounting for Government Grants and Disclosure of Government Assistance. The Company recognized Ireland-related research and development tax credits of $306 and $482 during the three and six months ended June 30, 2024, respectively, and $338 and $614 during the three and six months ended June 30, 2023, respectively, as a reduction to research and product development in the condensed consolidated statements of operations.

SQUARESPACE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
11.Commitments and Contingencies
Indirect Taxes
The Company is subject to indirect taxation in some, but not all, of the various U.S. states and foreign jurisdictions in which it conducts business. Therefore, the Company has an obligation to charge, collect and remit Value Added Tax (“VAT”) or Goods and Services Tax (“GST”) in connection with certain foreign sales transactions and sales and use tax in connection with eligible sales to subscribers in certain U.S. states. On June 21, 2018, the U.S. Supreme Court overturned the physical presence nexus standard and held that states can require remote sellers to collect sales and use tax. In addition, U.S. states and foreign jurisdictions have and continue to enact laws which expand tax collection and remittance obligations that could apply to a platform like the Company's. This also includes the requirement for e-commerce platforms to collect and remit taxes on certain sales through a marketplace. As a result of these rulings, recently enacted laws, and the scope of the Company’s operations, taxing authorities continue to provide regulations that increase the complexity and risks to comply with such laws and could result in substantial liabilities, prospectively as well as retrospectively. In accordance with ASC 450, the Company establishes accruals for contingencies, including uncertainties related to taxes not based on income, when the Company believes it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Based on the information available, the Company continues to evaluate and assess the jurisdictions in which indirect tax nexus exists and believes that the indirect tax liabilities are adequate and reasonable. However, due to the complexity and uncertainty around the application of these rules by taxing authorities, results may vary materially from the Company’s expectations. The Company had an indirect tax liability of $22,931 and $38,174, including indirect tax contingencies of $13,943 and $29,836, as of June 30, 2024 and December 31, 2023, respectively, which is included in accrued liabilities in the condensed consolidated balance sheets. Additionally, the Company had an indirect tax liability of $16,980, including indirect tax contingencies of $16,318, as of June 30, 2024, which is included in liabilities of business held for sale in the condensed consolidated balance sheet. See “Note 4. Business Held for Sale” for further information on assets and liabilities classified as held for sale as of June 30, 2024.
Service Agreements
As of June 30, 2024, the Company had outstanding non-cancelable minimum commitments with terms in excess of one year related to service agreements, including services for third-party cloud-computing and payment processing services, as follows:

Year Ending December 31,	Amount
Remainder of 2024	$11,186
2025	24,658
2026	28,567
2027	29,467
2028	4,508
Total	$98,386
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

SQUARESPACE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
On April 26, 2024, the Company remeasured the lease liability and right-of-use asset related to its leased office space in Dublin, Ireland due to a modification of the existing lease agreement that resulted in a partial termination of the lease. As a result, the associated operating lease liability and operating lease right-of-use asset were reduced by $2,304 and $2,102, respectively, in the condensed consolidated balance sheet as of June 30, 2024.
The components of operating lease expense, net recognized in the condensed consolidated statements of operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease costs
Operating lease costs	$3,034	$3,417	$6,372	$6,872
Variable lease costs	865	850	1,737	1,614
Short-term lease costs	55	67	108	142
Operating lease income
Sublease income	$—	$129	$67	$311
Total operating lease expense, net	$3,954	$4,205	$8,150	$8,317
As of June 30, 2024, maturities of operating lease liabilities were as follows:

Year Ending December 31,	Amount
Remainder of 2024	$7,079
2025	14,448
2026	15,115
2027	14,518
2028	14,674
Thereafter	27,675
Total operating lease payments	93,509
Less: imputed interest	(10,385)
Total operating lease liabilities (1)	$83,124
__________________

(1)Excludes $18,636 of operating lease liabilities which have been reclassified to liabilities of business held for sale in the condensed consolidated balance sheet as of June 30, 2024. See "Note 4. Business Held for Sale" for further information.
13.Stockholders’ Deficit
Class A Common Stock
Each holder of shares of Class A common stock shall be entitled to one vote for each share held. As of June 30, 2024, the number of authorized shares of Class A common stock, par value $0.0001 per share, by the Company was 1,000,000,000.
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
During the three and six months ended June 30, 2024, the Company repurchased 153,582 and 474,375 shares and paid cash of $4,147 and $16,311, including commissions of $2 and $9, respectively, under the Stock Repurchase Plan through open market purchases. The weighted-average prices per share for the share repurchases were $36.53 and $34.36 during the three and six months ended June 30, 2024, respectively.
During the three months ended June 30, 2023, the Company did not repurchase shares under the Stock Repurchase Plan through open market purchases. During the six months ended June 30, 2023, the Company repurchased 1,256,170 shares and paid cash of $25,321, including commissions of $25, under the Stock Repurchase Plan through open market purchases. The weighted-average price per share for the share repurchase was $22.04.
As of June 30, 2024, approximately $483,689 remained available for stock repurchase pursuant to the Stock Repurchase Plan.

SQUARESPACE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
Class B Common Stock
Each holder of shares of Class B common stock shall be entitled to ten votes for each share held.
Each outstanding share of the Company's Class B common stock is convertible into one share of Class A common stock at any time. As of June 30, 2024, the number of authorized shares of Class B common stock, par value $0.0001 per share, by the Company was 100,000,000.
Class C Common Stock
The Company's Class C common stock has no voting rights and is not convertible into shares of Class A common stock or Class B common stock.
As of June 30, 2024, the number of authorized shares of Class C common stock, par value $0.0001 per share, by the Company was 1,000,000,000. The board of directors has the authority, without stockholder approval except as required by the NYSE, to issue shares of the Company's Class C common stock.
Dividends
The Company shall not declare or pay dividends on Class A common stock, Class B common stock or Class C common stock unless the same dividend or distribution with the same record date and payment dated shall be declared or paid on all shares of Class A, Class B and Class C common stock.
During the three and six months ended June 30, 2024 and 2023, the Company did not declare or pay any dividends.
14.Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss activity for the three and six months ended June 30, 2024 and 2023 was as follows:

	Foreign Currency Translation Adjustments	Net Unrealized Losses on Marketable Securities	Total Accumulated Other Comprehensive Loss
Balance at December 31, 2023	$(843)	$—	$(843)
Other comprehensive income/(loss) before reclassifications	44	(27)	17
Other comprehensive income/(loss)	44	(27)	17
Balance at March 31, 2024	$(799)	$(27)	$(826)
Other comprehensive loss before reclassifications	(374)	(80)	(454)
Other comprehensive loss	(374)	(80)	(454)
Balance at June 30, 2024	$(1,173)	$(107)	$(1,280)

	Foreign Currency Translation Adjustments	Net Unrealized (Losses)/Gains on Marketable Securities	Total Accumulated Other Comprehensive Loss
Balance at December 31, 2022	$(1,449)	$(216)	$(1,665)
Other comprehensive income before reclassifications	258	216	474
Other comprehensive income	258	216	474
Balance at March 31, 2023	$(1,191)	$—	$(1,191)
Other comprehensive loss before reclassifications	(296)	—	(296)
Other comprehensive loss	(296)	—	(296)
Balance at June 30, 2023	$(1,487)	$—	$(1,487)
Amounts reclassified out of accumulated other comprehensive loss, net of taxes, during the three and six months ended June 30, 2024 and 2023 were not material.

SQUARESPACE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
15.Stock-based Compensation
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
A summary of the Company’s stock option activity for the 2008 Plan during the six months ended June 30, 2024 is as follows:

	Number of Options	Weighted- Average Exercise Price
As of December 31, 2023	1,117,616	$2.56
Exercised	(1,030,422)	2.51
Expired	(1)	1.82
As of June 30, 2024	87,193	$3.13
Vested at June 30, 2024	87,193	$3.13
Exercisable at June 30, 2024	87,193	$3.13
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
During the six months ended June 30, 2024, the Company granted 349,417 shares of Class A common stock in the form of PSUs under the 2021 Plan. Additionally, the granted activity below includes 111,738 PSUs awarded for the achievement of performance targets as of December 31, 2023 which were approved by the Company’s board of directors during the six months ended June 30, 2024.

SQUARESPACE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
A summary of the Company’s RSU and PSU activity during the six months ended June 30, 2024, is as follows:

	Number of Share Units	Weighted Average Grant Date Fair Value Per Share Unit
Outstanding – December 31, 2023	10,025,607	$28.31
Granted	4,832,302	32.57
Vested	(2,599,225)	28.61
Forfeited	(733,200)	29.91
Outstanding – June 30, 2024	11,525,484	$29.92
In connection with the vesting of shares, the Company reacquired 300,446 shares for $13,262 and 1,069,635 shares for $37,284 during the three and six months ended June 30, 2024, respectively, in order to satisfy employee tax withholding obligations. The employees received the net number of shares after consideration to those reacquired. The reacquired shares subsequently became available again for issuance under the Plan.
Casalena Performance Award
On April 15, 2021 (“Grant Date”), the board of directors of the Company approved an RSU grant to Anthony Casalena, CEO, of 2,750,000 Class A common shares (the “Casalena Performance Award”). The Casalena Performance Award vesting is contingent on both service- and market-based vesting conditions. The Company estimated the fair value of the Casalena Performance Award using a Monte Carlo simulation with a weighted-average grant date fair value of $30.38 per Class A common share. The Company will recognize the fair value of the award as stock-based compensation expense using the accelerated attribution method over the longer of (i) the period of time the market condition for each tranche is expected to be met (i.e., the derived service period) or (ii) the service vesting condition of four years. The Company recorded compensation expense of $1,776 and $3,551 during the three and six months ended June 30, 2024, respectively, and $4,869 and $9,685 during the three and six months ended June 30, 2023, respectively, related to the Casalena Performance Award in general and administrative expenses in the condensed consolidated statements of operations.
Stock-based Compensation
The classification of stock-based compensation by line item in the condensed consolidated statements of operations was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of revenue	$2,026	$1,549	$3,795	$2,601
Research and product development	19,025	15,650	34,675	26,337
Marketing and sales	3,590	3,045	6,801	4,916
General and administrative	8,157	9,235	15,694	17,751
Total stock-based compensation	$32,798	$29,479	$60,965	$51,605
The amount above excludes $593 and $1,404 of stock-based compensation capitalized as property and equipment, net, for the three and six months ended June 30, 2024, respectively, and $1,169 and $1,638 for the three and six months ended June 30, 2023, respectively.
16.Related Party Transactions
On September 1, 2014, the Company entered into an agreement with Getty Images to resell certain content to the Company’s customers. A member of the Company’s board of directors is a Co-Founder and board member of Getty Images. Amounts recorded in connection with this agreement were not material for the three and six months ended June 30, 2024 and 2023.
On May 13, 2024, in connection with the Merger Agreement, the Company entered into support agreements with the Company's Chief Executive Officer, Anthony Casalena, and certain other affiliates of the Company, affiliates of General Atlantic and affiliates of Accel (together, the "Affiliated Buyer Parties"). As of June 30, 2024, there are no amounts recorded in the condensed consolidated financial statements for transactions between the Company and the Affiliated Buyer Parties. See "Note 1. Description of Business" for further information on the Proposed Merger.

SQUARESPACE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
17.Net Income per Share
The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net income	$6,133	$3,660	$6,277	$4,162
Denominator:
Weighted-average shares used in computing net income per share, basic	137,760,693	135,302,409	137,348,777	135,111,072
Effect of dilutive securities	4,382,325	3,469,204	4,070,744	2,902,382
Weighted-average shares used in computing net income per share, diluted	142,143,018	138,771,613	141,419,521	138,013,454
Net income per share, basic	$0.04	$0.03	$0.05	$0.03
Net income per share, diluted	$0.04	$0.03	$0.04	$0.03
The following weighted-average outstanding shares of potentially dilutive securities were excluded from the computation of diluted net income per share for the periods presented because including them would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stock options	—	—	—	—
RSUs and PSUs	164,135	683,691	227,044	1,109,292
Total	164,135	683,691	227,044	1,109,292

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
We primarily derive revenue from annual and monthly subscriptions to our presence and commerce solutions. Subscription revenue accounted for 93.2% and 93.1% of our total revenue for the three and six months ended June 30, 2024, respectively, and 92.1% and 92.0% of our total revenue for the three and six months ended June 30, 2023, respectively. Payments for our subscription plans are generally collected at the beginning of the subscription period and we generally recognize the associated revenue ratably over the term of the customer contract. Non-subscription revenue primarily consists of commerce transaction fees received through revenue sharing arrangements with payment processors that handle our customers’ commerce transactions, payment processing fees received in exchange for use of our hospitality services as well as revenue we generate from third-party services we offer that provide additional functionality to our customers.
We generated revenue of $296.8 million and $577.9 million for the three and six months ended June 30, 2024, respectively, and net income of $6.1 and $6.3 million for the three and six months ended June 30, 2024, respectively. We generated revenue of $247.5 million and $484.6 million for the three and six months ended June 30, 2023, respectively, and net income of $3.7 million and $4.2 million for the three and six months ended June 30, 2023, respectively. We believe our business model is driven by stable retention of our existing customers as well as the acquisition of new customers, including additional offerings and add-on subscriptions which allow our customers to grow and scale with our platform as their needs evolve. No individual unique subscription accounted for more than 1% of our total bookings for the three and six months ended June 30, 2024 and 2023.
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
On June 21, 2024, the Company entered into a securities purchase agreement with American Express Travel Related Services Company, Inc. ("American Express") whereby American Express has agreed to acquire all of the issued and outstanding limited liability company interests of the Company's hospitality platform, Tock LLC, for cash proceeds of $400.0 million (the "Divestiture").
Proposed Merger
On May 13, 2024, we entered into a definitive agreement to go private with an affiliate of Permira, a global investment firm, in an all-cash transaction valued at approximately $6.9 billion on an enterprise value basis (the "Proposed Merger"). Under the terms of this agreement, our stockholders will receive $44.00 per share of the Company's common stock, other than shares owned by the Company and certain affiliates of Anthony Casalena, affiliates of General Atlantic and affiliates of Accel. The proposed transaction is expected to close by the fourth quarter of 2024 and is subject to customary closing conditions.
See “Part I. Financial Information, Item 1. Financial Statements (Unaudited), Note 1. Description of Business” for further information on the Proposed Merger. The foregoing description of this agreement and the transactions contemplated thereby is not and does not purport to be complete, and is subject to, and qualified in its entirety by reference to, the full text of the Merger Agreement, which is attached as Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on May 13, 2024 and incorporated by reference herein.

Key Factors Affecting Our Performance
Retention of existing and acquisition of new unique subscriptions
Retaining and acquiring unique subscriptions to our platform is the primary driver of our revenue growth. The number of unique subscriptions on our platform, excluding the Acquired Domain Assets, was 5.2 million as of June 30, 2024, representing an increase of 20.7% from the same period in 2023. In order to support the acquisition of new unique subscriptions, we intend to continue to invest in our marketing efforts and expand internationally. We view this spending as a long-term investment in our business to attract new unique subscriptions.
Expansion of our commerce offerings
We believe that our commerce offerings significantly expand our addressable market. Our comprehensive commerce offerings enable our customers to sell anything online, attracting a differentiated set of commerce-oriented brands to our platform.
We continue to invest in our commerce offerings to deepen and expand functionality. Our commerce revenue was $81.4 million and $161.7 million for the three and six months ended June 30, 2024, representing an increase of 7.9% and 9.2% from the same period in 2023, respectively.
GPV represents the total dollar value of orders processed through our platform in the period, net of refunds and fraudulent orders. Our platform processed approximately $1,589.1 million and $3,238.5 million of GPV during the three and six months ended June 30, 2024, representing an increase of 4.2% and 5.9% from the same period in 2023, respectively.
Investments in product innovation
We rely on hiring and retaining a talented product development workforce. The success of our customers relies on the innovation tied to this workforce and our ability to remain agile to address customer needs. Our research and product development expenses were $69.8 million and $136.7 million for the three and six months ended June 30, 2024, representing an increase of 13.7% and 13.9% from the same period in 2023, respectively.
Foreign currency fluctuations
As of June 30, 2024, we had customers in over 200 countries and territories and our international customers represented approximately 30% of our total bookings. As foreign currency exchange rates change, translation of the statements of operations of our international businesses into U.S. dollars may affect year-over-year comparability of our results of operations.
Key Components of Results of Operations
Revenue
We primarily derive revenue from annual and monthly subscriptions. Historically, annual and monthly subscriptions typically represented 75% and 25% of total subscriptions, respectively. As of June 30, 2024, annual and monthly subscriptions represented approximately 90% and 10% of total subscriptions, respectively. The shift in our subscriptions is primarily due to increased annual domain subscriptions related to the Acquired Domain Assets. Revenue is also derived from non-subscription services, including fixed percentages or fixed-fees earned on revenue share arrangements with third-parties and on sales made through our customers’ sites. In addition, we earn fixed-fees on sales through certain hospitality offerings and payment processing fees in exchange for use of our hospitality services. Payments received for subscriptions in advance of fulfillment of our performance obligations are recorded as deferred revenue. Subscription plans automatically renew unless advance notice is provided to us. We primarily recognize subscription revenue ratably on a straight-line basis, net of a reserve for refunds. Transaction fee revenue, payment processing revenue and revenue generated from third-parties is recognized at a point in time, when the sale has been completed.
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
Results of operations
The following table sets forth our condensed consolidated statements of operations information for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$296,769	$247,529	$577,917	$484,557
Cost of revenue (1)	82,939	43,167	163,713	86,117
Gross profit	213,830	204,362	414,204	398,440
Operating expenses:
Research and product development (1)	69,805	61,412	136,651	119,982
Marketing and sales (1)	88,282	75,373	205,815	177,045
General and administrative (1)	38,873	30,909	69,696	63,249
Total operating expenses	196,960	167,694	412,162	360,276
Operating income	16,870	36,668	2,042	38,164
Interest expense	(10,157)	(8,635)	(20,538)	(16,729)
Other income, net	4,454	2,038	9,031	1,198
Income/(loss) before (provision for)/benefit from income taxes	11,167	30,071	(9,465)	22,633
(Provision for)/benefit from income taxes	(5,034)	(26,411)	15,742	(18,471)
Net income	$6,133	$3,660	$6,277	$4,162
__________________

(1)Includes stock-based compensation as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Cost of revenue	$2,026	$1,549	$3,795	$2,601
Research and product development	19,025	15,650	34,675	26,337
Marketing and sales	3,590	3,045	6,801	4,916
General and administrative	8,157	9,235	15,694	17,751
Total stock-based compensation	$32,798	$29,479	$60,965	$51,605

The following table sets forth our condensed consolidated statements of operations information as a percentage of total revenue for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	27.9%	17.4%	28.3%	17.8%
Gross profit	72.1%	82.6%	71.7%	82.2%
Operating expenses:
Research and product development	23.5%	24.8%	23.6%	24.8%
Marketing and sales	29.7%	30.5%	35.6%	36.5%
General and administrative	13.1%	12.5%	12.1%	13.1%
Total operating expenses	66.3%	67.8%	71.3%	74.4%
Operating income	5.8%	14.8%	0.4%	7.8%
Interest expense	(3.4)%	(3.5)%	(3.6)%	(3.5)%
Other income, net	1.5%	0.8%	1.6%	0.2%
Income/(loss) before (provision for)/benefit from income taxes	3.9%	12.1%	(1.6)%	4.5%
(Provision for)/benefit from income taxes	(1.7)%	(10.7)%	2.7%	(3.8)%
Net income	2.2%	1.4%	1.1%	0.7%
The following table sets forth our condensed consolidated revenue by geographic location and our condensed consolidated revenue by geographic location as a percentage of total revenue for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
($ in thousands, except percentages)	2024	2023	Amount	%	2024	2023	Amount	%
	(Unaudited)	(Unaudited)			(Unaudited)	(Unaudited)
United States	$212,424	$177,195	$35,229	19.9%	$413,459	$346,949	$66,510	19.2%
International	84,345	70,334	14,011	19.9%	164,458	137,608	26,850	19.5%
Total revenue	$296,769	$247,529	$49,240	19.9%	$577,917	$484,557	$93,360	19.3%
Percentage of total revenue:
United States	71.6%	71.6%			71.5%	71.6%
International	28.4%	28.4%			28.5%	28.4%
Total revenue	100%	100%			100%	100%
Comparison of the Three Months Ended June 30, 2024 and 2023
Revenue

	Three Months Ended June 30,		Change
($ in thousands, except percentages)	2024	2023	Amount	%
	(Unaudited)	(Unaudited)
Presence	$215,373	$172,074	$43,299	25.2%
Commerce	81,396	75,455	5,941	7.9%
Total revenue	$296,769	$247,529	$49,240	19.9%
Percentage of total revenue:
Presence	72.6%	69.5%
Commerce	27.4%	30.5%
Total revenue	100%	100%
Presence revenue
Presence revenue increased $43.3 million, or 25.2%, for the three months ended June 30, 2024 compared to the same period in 2023. This increase was primarily the result of the growth of our unique subscriptions, which contributed $23.2 million, or 53.6%, driven by retention of existing subscriptions and continued acquisition of new subscriptions across our presence offerings. As described above, unique subscriptions do not account for the Acquired Domain Assets, which contributed additional growth of $19.0 million, or 43.8%.
Commerce revenue
Commerce revenue increased $5.9 million, or 7.9%, for the three months ended June 30, 2024 compared to the same period in 2023. This increase was primarily the result of the growth of our unique subscriptions, which contributed approximately $4.7 million, or 77.6%, driven by retention of existing subscriptions and continued acquisition of new subscriptions across our commerce offerings, including subscriptions for our scheduling tools. Additionally, price increases across our commerce subscription plans contributed approximately $1.0 million, or 16.1%.
Cost of revenue and gross profit

	Three Months Ended June 30,		Change
($ in thousands, except percentages)	2024	2023	Amount	%
	(Unaudited)	(Unaudited)
Cost of revenue	$82,939	$43,167	$39,772	92.1%
Gross profit	$213,830	$204,362	$9,468	4.6%
Percentage of total revenue:
Cost of revenue	27.9%	17.4%
Gross profit	72.1%	82.6%
Cost of revenue
Cost of revenue increased $39.8 million, or 92.1%, for the three months ended June 30, 2024 compared to the same period in 2023. The increase was primarily due to increases in domain name registration fees of $33.8 million, primarily attributed to domain subscriptions associated with the Google Domains Asset Acquisition. Additionally, this increase was partially due to increases in web hosting costs of $2.3 million, payroll and associated benefit expenses for customer support of $1.8 million and payment processing fees of $1.4 million, as a result of our growing subscription base.
Gross profit
Gross profit increased $9.5 million, or 4.6%, for the three months ended June 30, 2024 compared to the same period in 2023, primarily due to the growth of our unique subscriptions, partially offset by increases in domain name registration fees primarily attributed to domain subscriptions associated with the Google Domains Asset Acquisition.
Gross profit as a percentage of revenue was 72.1% for the three months ended June 30, 2024 compared to 82.6% for the same period in 2023, primarily attributed to domain subscriptions associated with the Google Domains Asset Acquisition, all of which have not completed an annual renewal period on our platform as of June 30, 2024. Generally, we recognize revenue for our domain subscription ratably over a period of twelve months and we recognize the cost of registering domains upon purchase or renewal. This has resulted in a decline in gross profit as a percentage of revenue during the three months ended June 30, 2024 compared to the same period in 2023, which was prior to the Google Domains Asset Acquisition.
Operating expenses:
Research and product development

	Three Months Ended June 30,		Change
($ in thousands, except percentages)	2024	2023	Amount	%
	(Unaudited)	(Unaudited)
Research and product development	$69,805	$61,412	$8,393	13.7%
Percentage of total revenue	23.5%	24.8%
Research and product development expenses increased $8.4 million, or 13.7%, for the three months ended June 30, 2024 compared to the same period in 2023. The increase was primarily due to increases in payroll and associated benefit expenses of $4.3 million and a decrease in capitalized internally developed software costs of $2.5 million in support of our product development. Additionally, during the three months ended June 30, 2024, the Company recognized $0.5 million of expenses related to a transition services agreement between the Company and Google as part of the Google Domains Asset Acquisition.

Marketing and sales

	Three Months Ended June 30,		Change
($ in thousands, except percentages)	2024	2023	Amount	%
	(Unaudited)	(Unaudited)
Marketing and sales	$88,282	$75,373	$12,909	17.1%
Percentage of total revenue	29.7%	30.5%
Marketing and sales expenses increased $12.9 million, or 17.1%, for the three months ended June 30, 2024 compared to the same period in 2023, primarily due to increased amortization expense of $10.6 million related to finite-lived intangible assets acquired as part of the Google Domains Asset Acquisition and increases in payroll and associated benefit expenses of $1.7 million.
General and administrative

	Three Months Ended June 30,		Change
($ in thousands, except percentages)	2024	2023	Amount	%
	(Unaudited)	(Unaudited)
General and administrative	$38,873	$30,909	$7,964	25.8%
Percentage of total revenue	13.1%	12.5%
General and administrative expenses increased $8.0 million, or 25.8%, for the three months ended June 30, 2024 compared to the same period in 2023, primarily due to legal and advisory fees of $6.7 million, including $4.2 million associated with the Proposed Merger. Additionally, during the three months ended June 30, 2024, there were increases in payroll and associated benefit expenses of $0.7 million.
Interest expense

	Three Months Ended June 30,		Change
($ in thousands, except percentages)	2024	2023	Amount	%
	(Unaudited)	(Unaudited)
Interest expense	$(10,157)	$(8,635)	$1,522	17.6%
Percentage of total revenue	(3.4)%	(3.5)%
Interest expense increased $1.5 million, or 17.6%, for the three months ended June 30, 2024 compared to the same period in 2023, primarily due to an increase in our total debt outstanding as a result of additional term loan commitments received during the third quarter of the year ended December 31, 2023.
Other income, net

	Three Months Ended June 30,		Change
($ in thousands, except percentages)	2024	2023	Amount	%
	(Unaudited)	(Unaudited)
Other income, net	$4,454	$2,038	$2,416	118.5%
Percentage of total revenue	1.5%	0.8%
Other income, net increased $2.4 million for the three months ended June 30, 2024 compared to the same period in 2023. The increase is primarily due to increased interest income of $1.6 million due to increased cash equivalents and investment in marketable securities balances compared to the same period in 2023, as well as increased net transaction gains of $0.6 million due to favorable foreign exchange rates.
Provision for income taxes

	Three Months Ended June 30,		Change
($ in thousands, except percentages)	2024	2023	Amount	%
	(Unaudited)	(Unaudited)
Income before provision for income taxes	$11,167	$30,071	$(18,904)	(62.9)%
Provision for income taxes	$(5,034)	$(26,411)	$21,377
Effective tax rate	(45.1)%	(87.8)%	42.7%
The provision for income taxes decreased for the three months ended June 30, 2024 compared to the same period in 2023, primarily driven by an increase related to the change in the valuation allowance for deferred tax assets related primarily to the capitalization of research and development expenditures as required by the 2017 Tax Cuts and Jobs Act and windfall on stock-based compensation.
Comparison of the Six Months Ended June 30, 2024 and 2023
Revenue

	Six Months Ended June 30,		Change
($ in thousands, except percentages)	2024	2023	Amount	%
	(Unaudited)	(Unaudited)
Presence	$416,257	$336,465	$79,792	23.7%
Commerce	161,660	148,092	13,568	9.2%
Total revenue	$577,917	$484,557	$93,360	19.3%
Percentage of total revenue:
Presence	72.0%	69.4%
Commerce	28.0%	30.6%
Total revenue	100%	100%
Presence revenue
Presence revenue increased $79.8 million, or 23.7%, for the six months ended June 30, 2024 compared to the same period in 2023. This increase was primarily the result of the growth of our unique subscriptions, which contributed $43.5 million, or 54.6%, driven by retention of existing subscriptions and continued acquisition of new subscriptions across our presence offerings. As described above, unique subscriptions do not account for the Acquired Domain Assets, which contributed additional growth of $30.5 million, or 38.2%.
Commerce revenue
Commerce revenue increased $13.6 million, or 9.2%, for the six months ended June 30, 2024 compared to the same period in 2023. This increase was primarily the result of the growth of our unique subscriptions, which contributed approximately $10.5 million, or 77.1%, driven by retention of existing subscriptions and continued acquisition of new subscriptions across our commerce offerings, including subscriptions for our scheduling and marketing tools. Additionally, price increases across our commerce subscription plans contributed approximately $2.2 million, or 16.1%.
Cost of revenue and gross profit

	Six Months Ended June 30,		Change
($ in thousands, except percentages)	2024	2023	Amount	%
	(Unaudited)	(Unaudited)
Cost of revenue	$163,713	$86,117	$77,596	90.1%
Gross profit	$414,204	$398,440	$15,764	4.0%
Percentage of total revenue:
Cost of revenue	28.3%	17.8%
Gross profit	71.7%	82.2%
Cost of revenue
Cost of revenue increased $77.6 million, or 90.1%, for the six months ended June 30, 2024 compared to the same period in 2023. The increase was primarily due to increases in domain name registration fees of $65.1 million, primarily attributed to domain subscriptions associated with the Google Domains Asset Acquisition. Additionally, this increase was partially due to increases in web hosting costs of $4.6 million, payroll and associated benefit expenses for customer support of $4.0 million and payment processing fees of $2.5 million, as a result of our growing subscription base.
Gross profit
Gross profit increased $15.8 million, or 4.0%, for the six months ended June 30, 2024 compared to the same period in 2023, primarily due to the growth of our unique subscriptions, partially offset by increases in domain name registration fees primarily attributed to domain subscriptions associated with the Google Domains Asset Acquisition.
Gross profit as a percentage of revenue was 71.7% for the six months ended June 30, 2024 compared to 82.2% for the same period in 2023, primarily attributed to domain subscriptions associated with the Google Domains Asset Acquisition, all of which have not completed an annual renewal period on our platform as of June 30, 2024. Generally, we recognize revenue for our domain subscription ratably over a period of twelve months and we recognize the cost of registering domains upon purchase or renewal. This resulted in a decline in gross profit as a percentage of revenue during the six months ended June 30, 2024 compared to the same period in 2023, which was prior to the Google Domains Asset Acquisition.
Operating expenses:
Research and product development

	Six Months Ended June 30,		Change
($ in thousands, except percentages)	2024	2023	Amount	%
	(Unaudited)	(Unaudited)
Research and product development	$136,651	$119,982	$16,669	13.9%
Percentage of total revenue	23.6%	24.8%
Research and product development expenses increased $16.7 million, or 13.9%, for the six months ended June 30, 2024 compared to the same period in 2023. The increase was primarily due to increases in payroll and associated benefit expenses of $11.7 million and a decrease in capitalized internally developed software costs of $1.8 million in support of our product development. Additionally, during the six months ended June 30, 2024, the Company recognized $1.6 million of expenses related to a transition services agreement between the Company and Google as part of the Google Domains Asset Acquisition.
Marketing and sales

	Six Months Ended June 30,		Change
($ in thousands, except percentages)	2024	2023	Amount	%
	(Unaudited)	(Unaudited)
Marketing and sales	$205,815	$177,045	$28,770	16.3%
Percentage of total revenue	35.6%	36.5%
Marketing and sales expenses increased $28.8 million, or 16.3%, for the six months ended June 30, 2024 compared to the same period in 2023, primarily due to increased amortization expense of $21.7 million related to finite-lived intangible assets acquired as part of the Google Domains Asset Acquisition, advertising expenses of $5.8 million, mainly related to increased direct response channels, and payroll and associated benefit expenses of $1.1 million.
General and administrative

	Six Months Ended June 30,		Change
($ in thousands, except percentages)	2024	2023	Amount	%
	(Unaudited)	(Unaudited)
General and administrative	$69,696	$63,249	$6,447	10.2%
Percentage of total revenue	12.1%	13.1%
General and administrative expenses increased $6.4 million, or 10.2%, for the six months ended June 30, 2024 compared to the same period in 2023, primarily due to legal and advisory fees of $7.0 million, including $4.2 million associated with the Proposed Merger. These were partially offset by a decrease to indirect tax expenses of $1.2 million.
Interest expense

	Six Months Ended June 30,		Change
($ in thousands, except percentages)	2024	2023	Amount	%
	(Unaudited)	(Unaudited)
Interest expense	$(20,538)	$(16,729)	$3,809	22.8%
Percentage of total revenue	(3.6)%	(3.5)%
Interest expense increased $3.8 million, or 22.8%, for the six months ended June 30, 2024 compared to the same period in 2023, primarily due to an increase in our total debt outstanding as a result of additional term loan commitments received during the third quarter of the year ended December 31, 2023.

Other income, net

	Six Months Ended June 30,		Change
($ in thousands, except percentages)	2024	2023	Amount	%
	(Unaudited)	(Unaudited)
Other income, net	$9,031	$1,198	$7,833	653.8%
Percentage of total revenue	1.6%	0.2%
Other income, net increased $7.8 million for the six months ended June 30, 2024 compared to the same period in 2023. The increase is primarily due to increased net transaction gains of $3.9 million due to favorable foreign exchange rates, as well as increased interest income of $3.6 million due to increased cash equivalents and investment in marketable securities balances compared to the same period in 2023.
Benefit from/(provision for) income taxes

	Six Months Ended June 30,		Change
($ in thousands, except percentages)	2024	2023	Amount	%
	(Unaudited)	(Unaudited)
(Loss)/income before benefit from/(provision for) income taxes	$(9,465)	$22,633	$(32,098)	(141.8)%
Benefit from/(provision for) income taxes	$15,742	$(18,471)	$34,213
Effective tax rate	(166.3)%	(81.6)%	(84.7)%
The benefit from/(provision for) income taxes decreased for the six months ended June 30, 2024 compared to the same period in 2023, primarily driven by the change in the valuation allowance for deferred tax assets related primarily to the capitalization of research and development expenditures as required by the 2017 Tax Cuts and Jobs Act and windfall on stock-based compensation. In addition, the provision for income taxes decreased due to a pre-tax loss in the current year as compared to pre-tax income in the prior year.

Quarterly Results of Operations
The following tables set forth selected unaudited quarterly statements of operations data for each of the eight fiscal quarters ended June 30, 2024, as well as the percentage of revenues that each line item represents for each quarter. The information for each of these quarters has been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") on the same basis as our audited historical consolidated financial information and includes, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the results of operations for these periods. This data should be read in conjunction with our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. These quarterly results are not necessarily indicative of our results of operations to be expected for any future period.

	Three Months Ended (Unaudited)
($ in thousands)	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022
Revenue	$296,769	$281,148	$270,718	$257,061	$247,529	$237,028	$228,812	$217,696
Cost of revenue (1)	82,939	80,774	69,650	51,753	43,167	42,950	40,106	38,907
Gross profit	213,830	200,374	201,068	205,308	204,362	194,078	188,706	178,789
Operating expenses:
Research and product development (1)	69,805	66,846	61,715	60,491	61,412	58,570	56,828	54,312
Marketing and sales (1)	88,282	117,533	91,513	81,016	75,373	101,672	66,154	74,248
General and administrative (1)	38,873	30,823	29,922	36,155	30,909	32,340	37,942	38,507
Impairment charge	—	—	—	—	—	—	225,163	—
Total operating expenses	196,960	215,202	183,150	177,662	167,694	192,582	386,087	167,067
Operating income/(loss)	16,870	(14,828)	17,918	27,646	36,668	1,496	(197,381)	11,722
Interest expense	(10,157)	(10,381)	(10,718)	(9,321)	(8,635)	(8,094)	(7,230)	(5,209)
Other income/(loss), net	4,454	4,577	(4,163)	6,327	2,038	(840)	(9,567)	6,869
Income/(loss) before (provisions for)/benefit from income taxes	11,167	(20,632)	3,037	24,652	30,071	(7,438)	(214,178)	13,382
(Provision for)/benefit from income taxes	(5,034)	20,776	2,219	(41,151)	(26,411)	7,940	(19,784)	(3,277)
Net income/(loss)	$6,133	$144	$5,256	$(16,499)	$3,660	$502	$(233,962)	$10,105

Net income/(loss) per share, basic and diluted	$0.04	$0.00	$0.04	$(0.12)	$0.03	$0.00	$(1.72)	$0.07
Weighted-average shares used in computing net income/(loss) per share, basic	137,760,693	136,936,860	136,153,002	135,736,599	135,302,409	134,917,610	136,340,283	137,832,634
Weighted-average shares used in computing net income/(loss) per share, diluted	142,143,018	140,447,379	139,387,350	135,736,599	138,771,613	137,182,268	136,340,283	139,667,719
__________________
(1)Includes stock-based compensation as follows:

	Three Months Ended (Unaudited)
($ in thousands)	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022
Cost of revenue	$2,026	$1,769	$1,451	$1,484	$1,549	$1,052	$944	$1,000
Research and product development	19,025	15,650	13,868	14,601	15,650	10,687	11,099	9,462
Marketing and sales	3,590	3,211	2,921	3,019	3,045	1,871	2,450	2,252
General and administrative	8,157	7,537	9,587	9,213	9,235	8,516	12,989	11,380
Total stock-based compensation	$32,798	$28,167	$27,827	$28,317	$29,479	$22,126	$27,482	$24,094

The following table sets forth our condensed consolidated statements of operations information as a percentage of total revenue for the three month periods indicated below.

	Three Months Ended (Unaudited)
($ in thousands)	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022
Revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenue	27.9%	28.7%	25.7%	20.1%	17.4%	18.1%	17.5%	17.9%
Gross profit	72.1%	71.3%	74.3%	79.9%	82.6%	81.9%	82.5%	82.1%
Operating expenses:
Research and product development	23.5%	23.8%	22.8%	23.5%	24.8%	24.7%	24.8%	24.9%
Marketing and sales	29.7%	41.8%	33.8%	31.5%	30.5%	42.9%	28.9%	34.1%
General and administrative	13.1%	11.0%	11.1%	14.1%	12.5%	13.6%	16.6%	17.7%
Impairment charge	—%	—%	—%	—%	—%	—%	98.4%	—%
Total operating expenses	66.3%	76.6%	67.7%	69.1%	67.8%	81.2%	168.7%	76.7%
Operating income/(loss)	5.8%	(5.3)%	6.6%	10.8%	14.8%	0.7%	(86.2)%	5.4%
Interest expense	(3.4)%	(3.7)%	(4.0)%	(3.6)%	(3.5)%	(3.4)%	(3.2)%	(2.4)%
Other income/(loss), net	1.5%	1.6%	(1.5)%	2.5%	0.8%	(0.4)%	(4.2)%	3.2%
Income/(loss) before (provisions for)/benefit from income taxes	3.9%	(7.4)%	1.1%	9.7%	12.1%	(3.1)%	(93.6)%	6.2%
(Provision for)/benefit from income taxes	(1.7)%	7.4%	0.8%	(16.0)%	(10.7)%	3.3%	(8.6)%	(1.5)%
Net income/(loss)	2.2%	—%	1.9%	(6.3)%	1.4%	0.2%	(102.2)%	4.7%
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
As of June 30, 2024, we had cash and cash equivalents and investment in marketable securities of $322.4 million, excluding cash and cash equivalents of $2.8 which has been reclassified to assets of business held for sale in the condensed consolidated balance sheet, and $17.7 million of available borrowing capacity under our Revolving Credit Facility, as defined below. Our principal commitments consist of payments for our Credit Facility, operating leases and purchase commitments related to cloud-computing services. See “Part I. Financial Information, Item 1. Financial Statements (Unaudited), Note 8. Debt” for further information on our Credit Facility.
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
The following table summarizes our operating, investing and financing activities for the six months ended June 30, 2024 and 2023.

	Six Months Ended June 30,
($ in thousands)	2024	2023
Net cash provided by/(used in):
Operating activities	$145,848	$116,702
Investing activities	$(57,930)	$24,673
Financing activities	$(75,854)	$(65,884)
Net cash provided by operating activities
Net cash provided by operating activities for the six months ended June 30, 2024 was $145.8 million, which reflected our net income of $6.3 million increased by non-cash items primarily consisting of $61.0 million of stock-based compensation, $36.9 million of depreciation and amortization, and $0.6 million of other non-cash operating activities, partially offset by $1.8 million of non-cash lease income.
The changes in operating assets and liabilities included in net cash provided by operating activities were $69.0 million in deferred revenue, primarily reflective of the growth in our unique subscriptions and $29.8 million in accounts payable and accrued liabilities, primarily related to increased expenses for resold third-party software solutions and the timing of certain vendor payments. Net cash provided by operating activities was offset by net cash outflows of $35.5 million in prepaid expenses and other current assets, primarily related to increased prepaid income taxes driven by adjustments to our tax provision partially offset by decreased prepaid operating expenses, $15.7 million in accounts receivables and due from vendors, primarily related to the increase our unique subscriptions and the timing of cash collections, $4.9 million in funds payable to customers, primarily related to decreased reservations on our hospitality platform.
Net cash provided by operating activities for the six months ended June 30, 2023 was $116.7 million, which reflected our net income of $4.2 million increased by non-cash items primarily consisting of $51.6 million of stock-based compensation, and $14.5 million of depreciation and amortization, partially offset by $1.0 million of non-cash lease income.
The changes in operating assets and liabilities included in net cash provided by operating activities were $38.0 million in deferred revenue, primarily reflective of the growth in our unique subscriptions and price increases across several of our subscription plans, $9.8 million of accounts payable and accrued liabilities, primarily reflective of changes in the timing of payments, including product payments, and decreased marketing spend, $2.4 million in accounts receivable and due from vendors, primarily related to the timing of cash collections, and $0.4 million in other operating assets and liabilities, primarily related to increased income tax liabilities, partially offset by increased prepaid referral fees. Net cash provided by operating activities was offset by net cash outflows of $1.5 million in prepaid expenses and other current assets, primarily related to increased prepaid income taxes, partially offset by decreased prepaid marketing expenses, and $2.1 million in funds payable to customers, primarily related to decreased reservations on our hospitality platform.
Net cash (used in)/provided by investing activities
Net cash used in investing activities for the six months ended June 30, 2024 was $57.9 million, which reflected $52.9 million used to purchase marketable securities, offset by $1.0 million in proceeds from the sale and maturities of marketable securities, and $6.1 million spent in connection with the purchase of property and equipment, including $5.0 million of capitalized software development costs in support of our product development.
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
Net cash used in financing activities
Net cash used in financing activities for the six months ended June 30, 2024 was $75.9 million, which reflected $37.6 million in payments for taxes related to net share settlement of equity awards, $24.5 million in principal term loan payments, and $16.3 million in payments for repurchase and retirement of Class A common stock. Net cash used in financing activities was offset by $2.6 million in proceeds from exercise of stock options.
Net cash used in financing activities for the six months ended June 30, 2023 was $65.9 million, which reflected $25.3 million in payments for repurchase and retirement of Class A common stock, $20.4 million in principal term loan payments, and $20.3 million in payments for taxes related to net share settlement of equity awards. Net cash used in financing activities was offset by $0.1 million in proceeds from exercises of stock options.
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
Borrowings under the 2020 Credit Agreement were subject to an interest rate equal to, at our option, LIBOR or the bank's alternative base rate (the "ABR"), in either case, plus an applicable margin prior to June 30, 2023. Effective June 30, 2023, under the Credit Agreement, LIBOR as the benchmark rate was replaced with SOFR. The ABR is the greater of the prime rate, the federal funds effective rate plus the applicable margin or the SOFR quoted rate plus the applicable margin. The applicable margin is based on an indebtedness to consolidated EBITDA ratio as prescribed under the Credit Agreement and ranges from 1.25% to 2.25% on applicable SOFR loans and 0.25% to 1.25% on ABR loans. In addition, the Revolving Credit Facility is subject to an unused commitment fee, payable quarterly, of 0.20% to 0.25% of the unutilized commitments (subject to reduction in certain circumstances). Consolidated EBITDA is defined in the Credit Agreement and is not comparable to our definition of adjusted EBITDA used elsewhere in the Quarterly Report on Form 10-Q since the Credit Agreement allows for additional adjustments to net income/(loss) including the exclusion of transaction costs, changes in deferred revenue and other costs that may be considered non-recurring. Further, consolidated EBITDA, as defined in the Credit Agreement, may be different from similarly titled EBITDA financial measures used by other companies. The definition of consolidated EBITDA is contained in Section 1.1 of the Credit Agreement.
As of June 30, 2024, $546.9 million was outstanding under the Term Loan. The Term Loan requires scheduled quarterly principal payments in aggregate annual amounts equal to 7.50% for 2023 and 2024, and 10.00% for 2025, in each case, on the Term Loan principal amount, with the balance due at maturity. In addition, the Credit Agreement includes certain customary prepayment requirements for the Term Loan, which are triggered by events such as asset sales, incurrence of indebtedness and sale leasebacks.
As of June 30, 2024, $7.3 million was outstanding under the Revolving Credit Facility in the form of outstanding letters of credit and $17.7 million remained available for borrowing by us. The outstanding letters of credit relate to security deposits for certain of our leased locations.
The Credit Agreement contains certain customary affirmative covenants and events of default. The negative covenants in the Credit Agreement include, among others, limitations on our ability (subject to negotiated exceptions) to incur additional indebtedness or issue additional preferred stock, incur liens on assets, enter into agreements related to mergers and acquisitions, dispose of assets or pay dividends and distributions. The Credit Agreement contains certain negative covenants for an indebtedness to consolidated EBITDA ratio, as defined by the Credit Agreement, and commencing with December 31, 2020 and all fiscal quarters thereafter through maturity. For the fiscal quarter ended June 30, 2024, and each fiscal quarter thereafter, the Company is required to maintain an indebtedness to consolidated EBITDA ratio of not more than 3.75 (the “Financial Covenant”), subject to customary equity cure rights. The Financial Covenant is subject to a 0.50 step-up in the event of a material permitted acquisition, which we can elect to implement up to two times during the life of the facility. As of June 30, 2024, we have not elected to implement this set-up as a result of any of our acquisitions. If we are not in compliance with the covenants under the Credit Agreement or we otherwise experience an event of default, the lenders would be entitled to take various actions, including acceleration of amounts due under the Credit Agreement. As of June 30, 2024, we were in compliance with all applicable covenants, including the Financial Covenant.
The obligations under the Credit Agreement are guaranteed by our wholly-owned domestic subsidiaries and are secured by substantially all of the assets of the guarantors, subject to certain exceptions.
Total interest expense related to our indebtedness was $10.1 million and $20.5 million for the three and six months ended June 30, 2024, respectively, and $8.6 million and $16.7 million for the three and six months ended June 30, 2023, respectively.
Stock Repurchase Plan
On May 10, 2022, the board of directors authorized a general share repurchase program of the Company’s Class A common stock of up to $200.0 million. On February 26, 2024, the board of directors authorized a new general share repurchase program of the Company's Class A common stock of up to $500.0 million with no fixed expiration (the "Stock Repurchase Plan") to replace the previous repurchase plan. During the three and six months ended June 30, 2024, the Company repurchased 0.2 million and 0.5 million shares and paid cash of $4.1 million and $16.3 million, under the Stock Repurchase Plan through open market purchases. The weighted-average price per share for the share repurchases was $36.53 and $34.36 during the three and six months ended June 30, 2024. As of June 30, 2024, approximately $483.7 million remained available for stock repurchase pursuant to the Stock Repurchase Plan.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Unique subscriptions (in thousands) (1)	5,195	4,305	5,195	4,305
Total bookings (in thousands)	$319,774	$256,137	$645,720	$521,926
ARRR (in thousands) (2)	$1,179,456	$983,265	$1,179,456	$983,265
ARPUS (1)	$225.45	$219.42	$225.45	$219.42
Adjusted EBITDA (in thousands)	$72,079	$73,383	$104,090	$104,246
Unlevered free cash flow (in thousands)	$65,420	$54,765	$154,742	$121,861
GPV (in thousands) (3)	$1,589,076	$1,525,476	$3,238,533	$3,059,534
______________
(1)Unique subscriptions and average revenue per unique subscription (“ARPUS”) do not account for single domain subscriptions originally sold by Google as a part of the Google Domains Asset Acquisition.
(2)Annual run rate revenue ("ARRR") for the three and six months ended June 30, 2023 has been recast to conform to the current period definition. Previously, ARRR was calculated using monthly revenue from subscription fees and revenue generated in conjunction with associated fees in the last month of the period multiplied by 12. We have since revised our calculation to use quarterly revenue from subscription fees and revenue generated in conjunction with associated fees in the last quarter of the period multiplied by 4 to normalize results for the run rate each quarter.
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
Unique subscriptions increased 0.9 million, or 20.7%, as of June 30, 2024 compared to the same period in 2023, primarily as a result of acquisition strength in new domain and website subscriptions and stable retention of existing subscriptions.
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
Total bookings increased $63.6 million, or 24.8%, for the three months ended June 30, 2024 compared to the same period in 2023 and increased $123.8 million, or 23.7%, for the six months ended June 30, 2024 compared to the same period in 2023. These increases were primarily a result of the increase in our unique subscriptions as well as the impact of the Acquired Domain Assets.
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
ARRR increased $196.2 million, or 20.0%, as of June 30, 2024 compared to the same period in 2023 primarily as a result of the increase in our unique subscriptions, the impact of the Acquired Domain Assets, and price increases across several of our subscription plans.

Average revenue per unique subscription.   We calculate ARPUS as the total revenue during the preceding 12-month period divided by the average of the number of total unique subscriptions at the beginning and end of the period. We believe ARPUS is a useful metric in evaluating our ability to increase prices, sell higher-value plans and add-on subscriptions.
ARPUS increased $6.03, or 2.7%, as of June 30, 2024 compared to the same period in 2023 primarily as a result of price increases across several of our subscription plans and increased attachment rates for certain commerce offerings, including our marketing and scheduling tools.
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

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Net income	$6,133	$3,660	$6,277	$4,162
Interest expense	10,157	8,635	20,538	16,729
Provision for/(benefit from) income taxes	5,034	26,411	(15,742)	18,471
Depreciation and amortization	18,213	7,236	36,885	14,477
Stock-based compensation expense	32,798	29,479	60,965	51,605
Other income, net	(4,454)	(2,038)	(9,031)	(1,198)
Proposed merger costs	4,198	—	4,198	—
Adjusted EBITDA	$72,079	$73,383	$104,090	$104,246
Adjusted EBITDA decreased $1.3 million, or 1.8%, for the three months ended June 30, 2024 compared to the same period in 2023 and decreased $0.2 million, or 0.1%, for the six months ended June 30, 2024 compared to the same period in 2023. These decreases were primarily due to increases in cost of revenue, driven by domain name registration fees, and increases in operating expenses. The decreases were partially offset by increases in revenue.
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

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Cash flows from operating activities	$60,629	$52,547	$145,848	$116,702
Cash paid for capital expenditures	(2,689)	(4,092)	(6,074)	(7,167)
Free cash flow	57,940	48,455	139,774	109,535
Cash paid for interest, net of the associated tax benefit	7,480	6,310	14,968	12,326
Unlevered free cash flow	$65,420	$54,765	$154,742	$121,861
Unlevered free cash flow increased $10.7 million, or 19.5%, for the three months ended June 30, 2024 compared to the same period in 2023 primarily driven by the increase in bookings, partially offset by increased cash outlays for domain name registration fees and income taxes, net of refunds. Unlevered free cash flow increased $32.9 million, or 27.0%, for the six months ended June 30, 2024 compared to the same period in 2023 primarily driven by the increase in bookings, partially offset by increased cash outlays for domain name registration fees, payroll expenses, and income taxes, net of refunds.
Gross Payment Volume.   GPV represents the value of physical goods and services, including content, time sold, hospitality and events, net of refunds, on our platform over a given period of time.
GPV processed on our platform increased $63.6 million, or 4.2%, for the three months ended June 30, 2024 compared to the same period in 2023 and increased $179.0 million, or 5.9%, for the six months ended June 30, 2024 compared to the same period in 2023. These increases were primarily due to GPV from our scheduling product as well as increased commerce transactions occurring on our customers' websites.

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
Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023. Our critical accounting policies have not significantly changed during the six months ended June 30, 2024. See "Part I. Financial Information, Item 1. Financial Statements (Unaudited), Note 2. Summary of Significant Accounting Policies" elsewhere in this Quarterly Report on Form 10-Q for more information.
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
While we generate the majority of our revenue in U.S. dollars, a portion of our revenue is denominated in Euros. For the three and six months ended June 30, 2024, 71.6% and 71.5% of our revenue was denominated in U.S. dollars, and 71.6% for the same periods in 2023, respectively. For the three and six months ended June 30, 2024, 28.4% and 28.5% of our revenue was denominated in Euros, and 28.4% for the same periods in 2023, respectively. As a result, changes in foreign currency exchange rates can have an impact on our results of operations. Transaction gains/(losses) were $1.1 million and $2.6 million for the three and six months ended June 30, 2024, respectively, and $0.5 million and $(1.3) million for the three and six months ended June 30, 2023, respectively, and are included in other income, net in the condensed consolidated statements of operations. As we expand globally, we will be further exposed to fluctuations in currency exchange rates.
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
Interest rate sensitivity
We had cash equivalents and marketable securities totaling $266.5 million as of June 30, 2024. Our cash equivalents are held for working capital purposes and investments in marketable securities are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes. Our cash equivalents and marketable securities are subject to market risk due to changes in interest rates. Fixed rate securities may have their market value adversely affected due to a rise in interest rates. Our future investment income may fall short of our expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates.
Borrowings under the Credit Agreement are subject to an interest rate equal to, at our option, SOFR or ABR, in either case, plus an applicable margin. Based on the outstanding balance of the Credit Agreement as of June 30, 2024, for every 100 basis point increase in SOFR or ABR, we would incur approximately $5.5 million of additional annual interest expense. We currently do not hedge interest rate exposure. We may in the future hedge our interest rate exposure and may use swaps, caps, collars, structured collars or other common derivative financial instruments to reduce interest rate risk. It is difficult to predict the effect that future hedging activities would have on our results of operations.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024, the end of the period covered by the Quarterly Report on Form 10-Q. Based on the evaluation of our disclosure controls and procedures our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were operating effectively and our management has concluded that our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with U.S. GAAP.
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
Risk Factor Summary
We are providing the following summary of the risk factors contained in this Quarterly Report on Form 10-Q to enhance the readability and accessibility of our risk factor disclosures. We encourage you to carefully review the full risk factors contained in this Quarterly Report on Form 10-Q in their entirety for additional information regarding the material factors that make an investment in our securities speculative or risky. These risks and uncertainties include, but are not limited to, the following:
•Failure to consummate the Proposed Merger may have a material adverse effect on our business, results of operations and financial condition and negatively impact our stock price.
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
Risks Related to the Proposed Merger
On May 13, 2024, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Spaceship Purchaser, Inc., a Delaware corporation (“Parent”), and Spaceship Group MergerCo, Inc., a Delaware corporation and wholly owned subsidiary of Parent (“Merger Sub”, and together with Parent, the “Buyer Parties”), providing for the merger of Merger Sub with and into the Company, with the Company surviving such Merger as a wholly owned subsidiary of Parent (the “Merger”). Under the terms of the Merger Agreement, the Company’s stockholders will receive $44.00 per share, other than shares owned by the Company and certain shares owned by affiliates of Anthony Casalena, affiliates of General Atlantic and affiliates of Accel. The Merger is expected to close by the fourth quarter of 2024 and is subject to customary closing conditions. See Description of Business – Proposed Merger, appearing in this Quarterly Report on Form 10-Q for further information.
The Merger Agreement was unanimously approved by our Board of Directors. The description of the Merger Agreement in these Risk Factors is not and does not purport to be complete and is subject to, and qualified in its entirety by reference to, the Merger Agreement, which is attached as Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on May 13, 2024 and incorporated by reference herein.
We may fail to consummate the Merger, and uncertainties related to the consummation of the Merger may have a material adverse effect on our business, results of operations and financial condition and negatively impact the trading price of our Class A common stock.
The Merger is subject to the satisfaction of a number of conditions beyond our control, including receiving the requisite stockholder approvals and other customary closing conditions. Failure to satisfy the conditions to the Merger could prevent or delay the completion of the Merger. Further, regulators may impose conditions, obligations or restrictions on the Merger that may have the effect of delaying or preventing its completion. If the Merger does not close, we may suffer other consequences that could adversely affect our business, financial condition, operating results, and stock price, and our stockholders would be exposed to additional risks, including, but not limited to:
•to the extent that the current trading price of our Class A common stock reflects an assumption that the Merger will be completed, the trading price of our Class A common stock could decrease if the Merger is not completed;
•investor confidence in us could decline, stockholder litigation could be brought against us, relationships with existing and prospective customers, service providers, investors, lenders and other business partners may be adversely impacted, we may be unable to retain key personnel, and our operating results may be adversely impacted due to costs incurred in connection with the Merger;
•we have incurred, and will continue to incur, significant expenses for professional services in connection with the Merger for which we will have received little or no benefit if the Merger is not consummated;
•any disruptions to our business resulting from the announcement and pendency of the Merger, including adverse changes in our relationships with customers, suppliers, partners and employees, may continue or intensify in the event the Merger is not consummated or is significantly delayed; and
•the requirement that we pay a termination fee to Parent under certain circumstances.
In addition, the efforts and costs to satisfy the closing conditions of the Merger may place a significant burden on management and internal resources, and the Merger and related transactions, whether or not consummated, may result in a diversion of management’s attention from day-to-day operations. Any significant diversion of management’s attention away from ongoing business and difficulties encountered in the Merger process could have a material adverse effect on our business, results of operations and financial condition.
There also is no assurance that the Merger and the other transactions contemplated by the Merger Agreement will occur on the terms and timeline currently contemplated or at all.
If the proposed Merger is delayed or not completed, the trading price of our Class A common stock may decline, including to the extent that the current trading price of our Class A common stock reflects an assumption that the Merger and the other transactions contemplated by the Merger Agreement will be consummated without further delays, which could have a material adverse effect on our business, results of operations and financial condition. If the Merger Agreement is terminated and we determine to seek another business combination, we may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the Merger.
If the Merger Agreement is terminated, we may, under certain circumstances, be obligated to pay a termination fee to Parent. These costs could require us to use available cash that would have otherwise been available for other uses.
If the Merger is not completed, in certain circumstances, we could be required to pay a termination fee to Parent of up to $198.7 million. If the Merger Agreement is terminated, the termination fee we may be required to pay, if any, under the Merger Agreement may require us to use available cash that would have otherwise been available for general corporate purposes or other uses. For these and other reasons, termination of the Merger Agreement could materially and adversely affect our business, results of operations or financial condition, which in turn would materially and adversely affect the trading price of our Class A common stock.
We are subject to various uncertainties while the Merger is pending, which could have a material adverse effect on our business, results of operations and financial condition.
Uncertainty about the pendency of the Merger and the effect of the Merger on employees, customers and other third parties who deal with us may have a material adverse effect on our business, results of operations and financial condition. These uncertainties may impair our ability to attract, retain and motivate key personnel pending the consummation of the Merger, as such personnel may experience uncertainty about their future roles following the consummation of the Merger. Additionally, these uncertainties could cause customers and other third parties who deal with us to seek to change existing business relationships with us or fail to extend an existing relationship with us, all of which could have a material adverse effect on our business, results of operations, financial condition and trading price of our Class A common stock.
While the Merger Agreement is in effect, we are subject to certain interim covenants.
The Merger Agreement generally requires us to operate our business in the ordinary course, subject to certain exceptions, including as required by applicable law, pending consummation of the Merger, and subjects us to customary interim operating covenants that restrict us from taking certain specified actions until the Merger is completed or the Merger Agreement is terminated in accordance with its terms. These restrictions could prevent us from pursuing certain business opportunities that may arise prior to the consummation of the Merger and may affect our ability to execute our business strategies and attain financial and other goals and may impact our financial condition, results of operations and cash flows.
The Merger Agreement limits our ability to pursue alternatives to the Merger and may discourage other companies from trying to acquire us for greater consideration than what Parent has agreed to pay pursuant to the Merger Agreement.
The Merger Agreement contains provisions that make it more difficult for us to sell our business to a party other than Parent. Under the Merger Agreement, beginning on May 13, 2024 we became subject to customary “no-shop” restrictions on our ability to solicit alternative acquisition proposals from third parties and to provide information to, and participate in discussions and engage in negotiations with, third parties regarding any alternative acquisition proposals, subject to a customary “fiduciary out” provision. These restrictions, including the added expense of the termination fees that may become payable by us in certain circumstances, might discourage a third party that has an interest in acquiring all or a significant part of the Company from considering or proposing that acquisition.
We and our directors and officers may be subject to lawsuits relating to the Merger.
Litigation is very common in connection with the sale of public companies, regardless of whether the claims have any merit. One of the conditions to consummating the Merger is that no order preventing the consummation of the Merger shall have been issued by any court. Consequently, if any such lawsuit challenging the Merger is successful in obtaining an order preventing the consummation of the Merger, that order may delay or prevent the Merger from being completed. While we will evaluate and defend against any lawsuits, the time and costs of defending against litigation relating to the Merger may adversely affect our business.
We will continue to incur substantial transaction-related costs in connection with the Merger.
We have incurred significant legal, advisory and financial services fees in connection with Merger. We have incurred, and expect to continue to incur, additional costs in connection with the satisfaction of the various conditions to closing of the Merger, including seeking approval from our stockholders and from applicable regulatory agencies. If there is any delay in the consummation of the Merger, these costs could increase significantly.
If the Merger is consummated, our stockholders, other than affiliates of Anthony Casalena, affiliates of General Atlantic and affiliates of Accel, will not be able to participate in any further upside to our business.
If the Merger is consummated, our stockholders will receive $44.00 in cash per share of common stock owned by them without interest and subject to applicable tax withholding, other than shares owned by the Company and certain shares owned by affiliates of Anthony Casalena, affiliates of General Atlantic and affiliates of Accel, and other than affiliates of Anthony Casalena, affiliates of General Atlantic and affiliates of Accel, our stockholders will not receive any equity interests of Parent. As a result, if our business following the Merger performs well, our current stockholders will not receive any additional consideration for their shares of common stock and, other than affiliates of Anthony Casalena, affiliates of General Atlantic and affiliates of Accel, will not receive any benefit from any future performance of our business following the Merger.
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
From time to time, we evaluate potential strategic acquisition, divestment or investment opportunities and we have completed or entered into various strategic acquisitions in recent periods, including the acquisition of Google Domains and the divestiture of Tock. Any future transactions that we enter into could be material to our business, financial condition and results of operations. The process of acquiring and integrating another company or technology could create unforeseen operating difficulties and expenditures. Acquisitions and investments involve a number of risks, such as:
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
As of June 30, 2024, we have outstanding $546.9 million aggregate principal amount of borrowings under the Term Loan and $7.3 million aggregate principal amount of borrowings under the Revolving Credit Facility (as defined above). If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures or to sell assets, seek additional capital or restructure or refinance our indebtedness. Our ability to restructure or refinance our current or future debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives. We cannot assure you that our business will be able to generate sufficient levels of cash or that future borrowings or other financings will be available to us in an amount sufficient to enable us to service our indebtedness and fund our other liquidity needs. In addition, our indebtedness under the Credit Agreement (as defined above) bears interest at variable rates. Because we have variable rate debt, fluctuations in interest rates may affect our business, financial condition and results of operations.
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
As of June 30, 2024, we had customers in over 200 countries and territories and expect to continue to expand our international operations in the future. However, international sales and the use of our platform in various countries subject us to risks that we do not generally face with respect to domestic sales. These risks include, but are not limited to:
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
Our business, financial condition and results of operations are affected by fluctuations due to changes in foreign currency exchange rates. While we generate the majority of our revenue in U.S. dollars, a portion of our revenue is denominated in Euros. For the six months ended June 30, 2024, 71.5% of our revenue was denominated in U.S. dollars and 28.5% of our revenue was denominated in Euros. As we expand globally, we will be further exposed to fluctuations in currency exchange rates to the extent that the revenue that we generate in currencies other than the U.S. dollar increases. Furthermore, currency exchange rates have been especially volatile in the recent past, and these currency fluctuations have made and may continue to make it difficult for us to accurately predict our results of operations.
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
Our Class A common stock has one vote per share and our Class B common stock has ten votes per share. The multi-class structure of our common stock has the effect of concentrating voting control with our Class B common stockholders. As of June 30, 2024, Mr. Casalena holds a majority of the voting power of our outstanding capital stock. As a result, Mr. Casalena will have control over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. He may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. Corporate actions might be taken even if other stockholders oppose them. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control or other liquidity event of our company, could deprive our stockholders of an opportunity to receive a premium for their shares of Class A common stock as part of a sale or other liquidity event and might ultimately affect the trading price of our Class A common stock. Future transfers by holders of Class B common stock will generally result in those shares converting to Class A common stock, which will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term.
Pursuant to our amended and restated certificate of incorporation, we are authorized to issue 1,000,000,000 shares of Class C common stock and as of June 30, 2024, there is no Class C common stock outstanding. Although we have no current plans to issue any shares of Class C common stock in the future, we may issue shares of Class C common stock for a variety of corporate purposes, including financings, acquisitions, investments, dividends and equity incentives to our employees, consultants and directors. Under our amended and restated certificate of incorporation, our board of directors has the authority, without stockholder approval except as required by the listing standards of the NYSE, to issue additional shares of our capital stock. Because the Class C common stock carries no voting rights, is not convertible into any other capital stock and is not listed for trading on an exchange or registered for sale with the SEC, shares of Class C common stock may be less liquid and less attractive to any future recipients of these shares than shares of Class A common stock, although we may seek to list the Class C common stock for trading and register shares of Class C common stock for sale in the future. In addition, because our Class C common stock carries no voting rights and is not counted when determining whether the seven percent ownership threshold related to automatic conversion of the Class B common stock is met, if we issue shares of Class C common stock in the future, the holders of our Class B common stock, including our Founder and Chief Executive Officer, may be able to elect all of our directors and to determine the outcome of most matters submitted to a vote of our stockholders for a longer period of time than would be the case if we issued Class A common stock rather than Class C common stock in such transactions. In addition, if we issue shares of Class C common stock in the future, such issuances would have a dilutive effect on the economic interests of our Class A common stock and Class B common stock.
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
The table below provides information with respect to repurchases of shares of our Class A common stock during the three months ended June 30, 2024 (in thousands, except share and per share data):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (in thousands)
April 1 - 30	151,682	$36.56	151,682	483,754
May 1 - 31	1,900	34.00	1,900	483,689
June 1 - 30	—	—	—	483,689
Total	153,582	$36.53	153,582	$483,689
__________________
(1) On May 10, 2022, the board of directors authorized a general share repurchase program of the Company’s Class A common stock of up to $200.0 million, with no fixed expiration. On February 26, 2024, the board of directors authorized a new general share repurchase program of the Company's Class A common stock of up to $500.0 million with no fixed expiration to replace the previous repurchase plan. These Class A common stock repurchases may occur in the open market, through privately negotiated transactions, through block purchases, other purchase techniques including the establishment of one or more plans under Rule 10b5-1 of the Securities Exchange Act of 1934 or by any combination of such methods. The timing and actual amount of shares repurchased will depend on a variety of different factors and may be modified, suspended or terminated at any time at the discretion of the board of directors.
(2) Average price paid per share includes costs associated with the repurchases.
Item 3. Defaults upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended June 30, 2024, no director or officer, as defined in Section 16 of the Securities Exchange Act of 1934, of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Title	Form	File Number	Exhibit	Filing Date
10.1	Agreement and Plan of Merger, dated as of May 13, 2024, by and among Squarespace, Inc., Spaceship Purchaser, Inc. and Spaceship Group MergerCo Inc.	8-K	001-40393	2.1	May 13, 2024
10.2	Support Agreement, dated as of May 13, 2024, by and among Squarespace, Inc., Anthony Casalena, Anthony Casalena 2019 Family Trust, Anthony Casalena Revocable Trust, Casalena Foundation, and Spaceship Purchaser, Inc.	8-K	001-40393	10.1	May 13, 2024
10.3	Support Agreement, dated as of May 13, 2024, by and among Squarespace, Inc., General Atlantic (SQRS II), L.P. and Spaceship Purchaser, Inc.	8-K	001-4093	10.2	May 13, 2024
10.4	Support Agreement, dated as of May 13, 2024, by and among Squarespace, Inc., Accel Leaders 3 L.P. and affiliated funds, and Spaceship Purchaser, Inc.	8-K	001-40393	10.3	May 13, 2024
31.1*	Certification of the Registrant’s Principal Executive Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Registrant’s Principal Financial Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1 NS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

Squarespace, Inc.

Date: August 2, 2024	By:	/s/ Anthony Casalena
Anthony Casalena Chief Executive Officer (Principal Executive Officer)

Date: August 2, 2024	By:	/s/ Nathan Gooden
Nathan Gooden Chief Financial Officer (Principal Financial Officer)